Form 10-K
period 2022-01-31
nCino, Inc.
filed 2022-03-31
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __to __
Commission File Number: 001-41211

nCino, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	87-4154342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6770 Parker Farm Drive
Wilmington, North Carolina 28405
(Address of principal executive offices including zip code)

(888) 676-2466
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0005 per share	NCNO	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2021, which was the last business day of the registrant's most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market on such date, was $1.7 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 109,964,553 shares of the registrant's common stock outstanding as of March 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2022.
2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms. As used in this report, the terms “nCino,” the “Company,” “Registrant,” “we,” “us,” and “our” mean nCino, Inc. and its subsidiaries unless the context indicates otherwise.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our future financial performance, including our expectations regarding our revenues, cost of revenues, operating expenses, and our ability to achieve and maintain future profitability;
•our ability to execute strategies, plans, objectives, and goals;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to develop and protect our brand;
•our ability to effectively manage privacy, information, and data security;
•costs associated with research and development and building out our sales, professional services and customer support teams;
•increases in spending by financial institutions in cloud-based technology;
•our ability to add and retain customers;
•our ability to expand internationally and associated costs;
•our ability to comply with laws and regulations;
•our expectations and management of future growth based on subscription revenues over the term of our customer contracts;
•our expectations concerning relationships with our customers, partners, and other third parties;
•the short and long-term impact of COVID-19 on our industry, business, and results of operations;
•economic and industry trends;
•projected growth or trend analysis;
•our relationship with Salesforce and our systems integrators ("SIs");
•seasonal sales fluctuations;
•our ability to add capacity and automation to our operations;
•our ability to attract and retain key personnel; and
i

•our ability to successfully integrate and realize the benefits from acquisitions and other strategic transactions, including the SimpleNexus acquisition.
Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date on which it is made and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.
ii

PART I
Item 1. Business
Overview
Our mission is to transform the global financial services industry through innovation, reputation and speed.
nCino is a leading global provider of cloud-based software for financial institutions. We empower banks, credit unions, and independent mortgage banks with the technology they need to meet ever-changing client expectations and regulatory requirements, gain increased visibility into their operations and performance, replace legacy systems, and operate digitally and more competitively. Our solution, the nCino Bank Operating System®, digitizes, automates, and streamlines inefficient and complex processes and workflow and utilizes data analytics and artificial intelligence and machine learning ("AI/ML") to enable banks and credit unions to more effectively onboard new clients, make loans and manage the entire loan life cycle, open deposit and other accounts, and manage regulatory compliance. Additionally, with our acquisition of SimpleNexus, LLC ("SimpleNexus") in January 2022, we offer a digital homeownership platform which unites people, systems, and stages of the mortgage process into a seamless end-to-end journey. We serve financial institution customers of all sizes and complexities, including global financial institutions, enterprise banks, regional banks, community banks, credit unions, new market entrants, such as challenger banks, and through SimpleNexus, independent mortgage banks. Our customers deploy and utilize our technology, which can be accessed anytime, anywhere and from any internet-enabled device, for mission critical functions across their organizations.
Built as a single, multi-tenant SaaS platform, the nCino Bank Operating System transforms the way banks and credit unions operate, go to market, and interact with their clients, while delivering measurable return on investment by enabling them to:
•digitally serve their clients across commercial, small business, and retail lines of business,
•improve financial results,
•operate more efficiently,
•manage risk and compliance more effectively, and
•establish a data, audit, and business intelligence hub.
We were founded in a bank with the goal of improving that institution’s operations and client service. Realizing the problems we were addressing were endemic to virtually all banks and credit unions, we were spun out as a separate company in late 2011 with the vision of providing a comprehensive solution to onboard clients, originate any type of loan and open any type of account on a single cloud-based platform. We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks. We introduced this solution to enterprise banks in the United States ("U.S.") in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe and Asia-Pacific ("APAC"). Throughout this market expansion, we broadened the nCino Bank Operating System by adding functionality for retail lending, client onboarding, deposit account opening, analytics and AI/ML. This holistic solution enables us to provide a single digital banking platform for banks and credit unions of all sizes on a global basis. We work with some of the world’s leading SIs to help implement this solution, which has increased our capacity to deliver and deploy the nCino Bank Operating System and enabled us to scale more quickly.
As a native cloud platform that utilizes a single code base regardless of the size and complexity of the financial institution, the nCino Bank Operating System is highly scalable and configurable for the specific needs of each customer. Once implemented, this solution becomes deeply embedded in our customers’ business processes, enabling mission critical workflow across the financial institution on a single platform and allowing our customers to serve their clients without locality or access constraints. The nCino Bank Operating System connects the front, middle, and back-office employees of a financial institution with clients and third parties across lines of business. We deliver data analytics and AI/ML capabilities through our nCino IQ ("nIQ") application suite to provide our customers with automation and insights into their operations, such as tools for analyzing, measuring, and managing credit risk, as well as to improve their ability to comply with regulatory requirements. Fundamental elements of the nCino Bank Operating System are built on Salesforce (the "Salesforce Platform"), which allows us to focus our product development efforts on building deep vertical functionality specifically for banks and credit unions while leveraging Salesforce's global infrastructure, reliability, and scalability.

We generally offer the nCino Bank Operating System on a subscription basis pursuant to non-cancellable multi-year contracts that typically range from three to five years, and we employ a “land and expand” business model. Our initial deployment with a customer generally focuses on implementing a client onboarding, loan origination, and/or deposit account opening application in a specific line of business within the financial institution, such as commercial, small business, or retail. The nCino Bank Operating System is designed to scale with our customers and once this solution is deployed, we seek to have our customers expand adoption within and across lines of business. The nCino Bank Operating System leverages common data sets and functionality across applications, which optimizes and accelerates its deployment throughout a financial institution.
On January 7, 2022 (the "Acquisition Date"), we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the United States, for an aggregate purchase price of $933.6 million. In connection with the acquisition, nCino, Inc. (formerly Penny HoldCo, Inc., and herein, “nCino”) became the parent of nCino OpCo, Inc. (formerly nCino, Inc.) and SimpleNexus. See Note 1 "Organization and Description of Business" and Note 7 "Business Combinations" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Our business has achieved rapid growth since its inception. We plan to continue investing in expanding the breadth and depth of our solutions and expanding internationally. We believe our product development and global expansion initiatives will continue to drive revenue and customer growth. For instance, the acquisition of SimpleNexus provides significant cross-sell opportunities to banks and credit unions in the United States. Our total revenues were $138.2 million, $204.3 million, and $273.9 million for fiscal 2020, 2021, and 2022, respectively, representing a 40.8% compound annual growth rate. Our revenues for fiscal 2022 include $3.9 million in revenues from SimpleNexus from the Acquisition Date. We had recurring, subscription-based revenues of $103.3 million, $162.4 million, and $224.9 million for fiscal 2020, 2021, and 2022, respectively, representing a 47.6% compound annual growth rate. Our subscription-based revenues include $3.7 million from SimpleNexus from the Acquisition Date. For fiscal 2020, 2021, and 2022, we had subscription revenue retention rates of 147%, 155%, and 133%, respectively, which excludes any impact from SimpleNexus as they were not part of our prior year results. Net losses attributable to nCino for fiscal 2020, 2021, and 2022, were $27.6 million, $40.5 million, and $49.4 million, respectively. Our net loss for fiscal 2022 includes $3.6 million in net losses from SimpleNexus from the Acquisition Date.
Benefits of the nCino Bank Operating System®
The nCino Bank Operating System is a single, multi-tenant cloud platform that digitizes client onboarding, loan origination, and deposit account opening across commercial, small business, and retail lines of business. This solution streamlines employee, client, and third-party interactions and drives increased profitability, efficiency, transparency, and regulatory compliance across a financial institution. The nCino Bank Operating System was designed by bankers who understand how financial institutions operate and delivers a significant and measurable return on investment by enabling them to:
•Digitally Serve Their Clients Across Commercial, Small Business and Retail Lines of Business. The nCino Bank Operating System delivers a seamless experience across devices, channels, and products, enabling a unified digital relationship between a financial institution, its employees, clients, and third parties, such as appraisers, lawyers, and regulators. This empowers financial institution employees to be more efficient and effective and enhance relationships with their clients. Additionally, because nCino is cloud native, these employees are able to work from the office or remotely 24/7/365, which is a particularly attractive feature given COVID-19 limitations faced by certain of our customers.
•Improve Financial Results. Our customers leverage nCino’s capabilities to drive revenue growth by digitally expanding their brand presence and reach, increasing access and convenience for their employees and clients, delivering new products to grow client wallet share, and improving client satisfaction and retention. Our SaaS platform can reduce total cost of ownership by eliminating redundant legacy systems and simplifying our customers’ internal information technology landscape. The nCino Bank Operating System increases transparency at all organizational levels across lines of business, enabling our customers to measure their operations and performance more effectively.
•Operate More Efficiently. Utilizing the nCino Bank Operating System’s automation, workflow, and digitization capabilities allows financial institutions and their employees to focus on value-add work, reduce time spent on clearing exceptions, reduce duplicative data entry and data rekeying, help eliminate manual processes, decrease the use of paper files, and accelerate document collection.

•Manage Risk and Compliance More Effectively. The nCino Bank Operating System helps banks and credit unions reduce regulatory, credit, and operational risk through workflow and automation, data reporting, standardized risk rating calculations, and financial modeling. For example, the content management, automated workflow, and digital audit trail and snapshot functionality within the nCino Bank Operating System helps our customers more effectively and efficiently prepare for regulatory examinations.
•Establish a Data, Audit and Business Intelligence Hub. With an open application programming interface ("API") technology framework and integrations with third-party data sources, banks and credit unions can use the nCino Bank Operating System to augment their client and operational data and create a paperless centralized data hub that enhances data-driven decision-making. This centralized hub enables data to be more easily accessed, modeled, and analyzed to help deliver greater operational, portfolio, and financial intelligence, a more complete client view, improved compliance monitoring and metrics, as well as the opportunity to more successfully leverage AI/ML.
How the nCino Bank Operating System Works
The nCino Bank Operating System connects financial institution employees, clients, and third parties on a single, cloud-based platform, eliminating silos and bringing new levels of coordination and transparency to the institution. By utilizing a single platform across business lines, processes, and channels, banks and credit unions are able to leverage the same data and information across their entire organization. This unified platform provides all of the functionality necessary to complete mission-critical workflow, enabling client onboarding, loan origination, deposit account opening, analytics, and compliance.
nCino Bank Operating System Applications
Client Onboarding. Built into the nCino Bank Operating System is client onboarding functionality that supports the front, middle, and back office onboarding process, allowing banks and credit unions to effectively evaluate the risk of doing business with a client while providing clients an efficient and personalized user experience. Clients are able to upload documents directly into the nCino Bank Operating System, complete identity verification, and provide information about themselves and their business, providing transparency to the financial institution that enables regulatory compliance, such as Know-Your-Customer (“KYC”). With enhanced onboarding reporting tools, banks and credit unions can generate customized reports and use real-time analytics and data from government watchlists and other third-party systems to achieve a holistic client view, enabling our customers to provide more value-added services and custom-tailored offerings.
Loan Origination. The loan origination functionality embedded within the nCino Bank Operating System combines an innovative and intuitive framework with automated workflow, checklists, document management, analytics, and real-time reporting to provide a complete, end-to-end loan origination system from application, to underwriting, to adjudication, to document preparation, to closing. In one view, all stakeholders have visibility into where the loan process stands and what data is needed to complete the process. Post-closing, the nCino Bank Operating System provides a view into loan performance and tools for portfolio management, providing financial institution employees the ability to utilize information to maximize efficiency. Each stakeholder in the loan process works from a single digital loan file allowing clients to apply for loans and upload documents, third parties, such as appraisers, lawyers, and regulators, to access and review loan files, and employees to seamlessly manage the entire loan process efficiently and compliantly.
Our loan origination functionality supports a wide range of lending products across commercial, small business, and retail lines of business. The nCino Bank Operating System can facilitate the origination of an institution’s most complex commercial lending products, including syndicated loans, commercial and industrial loans, commercial real estate loans, and construction loans, while also supporting the depth required for specific products such as agriculture lending, asset based lending, SBA loans, and leasing. This solution also supports the speed and convenience required for small business and consumer loans across products, such as home equity lines of credit, home equity term loans, uncollateralized lines of credit, automobile loans, and credit cards, while providing the tools needed to address regulatory compliance, including fair lending and the Home Mortgage Disclosure Act.
Deposit Account Opening. The nCino Bank Operating System’s deposit account opening application optimizes the process for opening checking, savings, debit/ATM cards, money market, certificates of deposit, and retirement accounts. Financial institutions can utilize the intuitive, scalable, and flexible workflow to open retail, commercial, or small business accounts efficiently while maintaining individual account processes and requirements. Seamlessly embedded within the account opening experience, the nCino Bank Operating System provides the new client onboarding capability to collect KYC related information to meet compliance standards. The deposit account opening application allows clients to open a deposit account digitally, across any device, in a branch, or through a call center, with speed and flexibility.
nCino Bank Operating System Platform
The client onboarding, loan origination and deposit account opening applications are built on the nCino Bank Operating System platform, which contains common data sets and functionality including:
•Business process automation that provides workflow to define, streamline, and connect the business processes associated with a financial institution’s front, middle, and back office operations. Within the nCino platform, framework components use workflow to initiate and complete tasks in an efficient, reliable, and effective manner which includes the ability to support complex processes and calculations across client onboarding, loan origination, and deposit account opening, such as underwriting and automated decisioning.
•Compliance and risk management tools that provide financial institutions with audit, analytics, and snapshot capabilities to more effectively manage internal regulation and risk, the examination process, and overall compliance standards. The nCino Bank Operating System helps establish baseline performance metrics and sets standards and goals to achieve regulatory requirements and institution specific risk thresholds including with respect to Current Expected Credit Losses ("CECL"), Allowance for Loan and Lease Losses (“ALLL”) and fair lending. Because the nCino platform is highly configurable, it can adjust as regulations and the institution's risk requirements evolve.
•An intelligent enterprise content management system that includes a standardized filing system across applications, providing instant and ongoing access to digital documentation and checklists to help ensure that compliance and credit requirements are met. For example, client documents are associated with a unique identifier eliminating the need for repeat document collection and duplicative data input.
•A 360-degree client view and reporting capabilities that provide financial institutions the ability to break down internal business line silos and have visibility into the entire client banking relationship, making it easy to connect individuals and businesses to their accounts and products. The reporting capabilities in the nCino platform provide a view into a financial institution’s portfolio and pipeline to more effectively manage and measure operational performance and forecasting. Reports can be set to instantly display everything from loan, deposit and branch information to relationship data offering banks and credit unions greater transparency into their operations.

nIQ
Enhancing the nCino Bank Operating System, nIQ leverages AI/ML and analytics to empower financial institutions with true data-driven insights and intelligent automation. Through nIQ’s Automated Spreading feature, banks and credit unions can streamline manual data entry processes throughout the underwriting process and automatically capture more data, reducing the time it takes to spread and process documents, enabling bankers to devote more time to insightful financial analysis and building better relationships with their clients. By combining newly available data from digitized processes with sophisticated profitability models, nIQ’s Commercial Pricing and Profitability functionality delivers targeted pricing insights at the point of decision, helping relationship managers intelligently price loans and win the right deals. Financial institutions can also leverage the data visualization and predictive analytics capabilities of nIQ’s Portfolio Analytics solution to maintain a holistic view of portfolio trends, discover new lending opportunities, and proactively address risk within different segments.
By embedding insights and automation into the loan lifecycle, nCino empowers financial institutions to accelerate revenue growth, improve operational efficiency, and more effectively satisfy customers.
Open APIs
By leveraging open APIs and productized integrations, the nCino Bank Operating System creates an open ecosystem that brings together disparate data sources and systems, acting as a data hub that integrates with core systems, credit reporting agencies, and other third-party applications to centralize a financial institution’s data, creating an actionable single data platform and warehouse.
SimpleNexus
SimpleNexus offers, on a single, multi-tenant SaaS platform, a suite of products that enables loan officers, borrowers, real estate agents, settlement agents and others to easily engage in the homeownership process from any internet-enabled device.
With Nexus Engagement™, financial institutions can collaborate with borrowers and real estate partners from the pre-application phase, offering relationship-building tools like payment calculators, integrated home search, and instant chat that help convert more leads into closed loans.
Nexus Origination™’s mobile-first toolset improves productivity and reduces cycle times by enabling loan officers to manage pipelines, run pricing, order credit reports, send pre-approval letters, sign disclosures, and review automated underwriting system findings from anywhere while providing customers with a simple and modern journey to homeownership. Through integrations, Nexus Origination™ connects with mortgage loan origination systems, pricing engines, credit ordering systems, CRMs, appraisal management systems, and other mortgage industry-related systems.
Nexus Closing™ streamlines each financial institution’s preferred closing workflow, from traditional mortgage closings where documents are wet-signed in person to fully digital eClosings with remote online notarization. Once a loan has closed, CompenSafe™ automatically calculates associated incentive compensation for loan officers, processors, and operations staff for improved accuracy, transparency, and compliance that reduces financial institutions’ administrative burden.
Throughout each phase of the homeownership journey, Nexus Vision™ provides business intelligence ("BI") that improves visibility and increases productivity across financial institutions’ lending operations. Nexus Vision’s visual dashboards, role-based scorecards, contextual comparisons, and detailed drill-downs help financial institutions forecast revenue, identify and resolve production bottlenecks, prioritize loan teams’ activities, and evaluate individual and branch performance with just a few clicks.
Our Competitive Advantages
We believe our position as a leading global provider of cloud banking software for financial institutions is built on a foundation of the following strengths:
•Built by Bankers for Bankers. Our company was started by banking professionals who recognized the need for a single cloud platform to address the endemic challenges faced by financial institutions. This heritage is the foundation of our deep banking domain expertise, which differentiates us and continues to drive our strategy to design software that addresses the unique challenges of our financial institution customers globally.
•Cloud Banking Technology Pioneer and Market Leader. The nCino Bank Operating System was developed from inception as a native cloud application and we believe our over 10-year track record of technology innovation in digitally transforming financial institutions distinguishes us in the market. As a first mover in this sector, we have developed trusted relationships and a reputation for successfully implementing our solutions with financial institutions of all sizes in multiple geographies.
•Single SaaS Platform. We deliver a single SaaS platform that spans business lines and replaces point and other legacy technology solutions for client onboarding, loan origination, and deposit account opening. This approach allows banks and credit unions to leverage common data sets and workflow across lines of business, providing a consistent and engaging digital experience for their employees and clients and a more comprehensive view of client relationships.
•Measurable Return on Investment. The nCino Bank Operating System provides quantifiable results for our customers, including increased client growth and retention, loan volume and efficiency and reduced loan closing times, policy exceptions and operating costs. We enable our customers to digitally serve their clients across products and channels, providing increased client engagement, enhanced communication, and increased opportunities to grow wallet share. The nCino Bank Operating System allows our customers to operate more efficiently by increasing employee accountability and productivity and shortening the time it takes to onboard a client, make a loan, and open an account. This solution empowers our customers with data driven, real-time insights into their business performance, enabling them to better measure and manage their operations.
•Empowering the Intelligent Enterprise. Through our nIQ applications, we leverage analytics and AI/ML to help financial institutions become more predictive, personalized, and proactive. nIQ automates data extraction and analysis, allowing our customers to focus on more value-add activities, and employs predictive analytics to, for example, assist in understanding risk and fair lending compliance. nIQ drives personalized experiences by embedding actionable information throughout the nCino Bank Operating System, which enables our customers to make more informed decisions in real time at the point of production.
•Award-Winning Culture. We are in the business of fundamentally changing the way financial institutions operate. To transform an industry, we believe it is essential to have a company culture that not only empowers its employees to challenge the status quo, but also emboldens them to drive change and have a passion for customer success. For these reasons, we have built nCino with a cultural foundation based on our six core values: Bring Your A-Game, Do the Right Thing, Respect Each Other, Make Someone’s Day, Have Fun, and Be a Winner! We believe our culture is the foundation for the successful execution of our strategy and, as a result, is a critical strength of our organization. In recognition of our continued focus on employee engagement, satisfaction, and culture, we have received numerous awards, including being named one of the Highest-Rated Public Cloud Computing Companies To Work For in 2021 by Battery Ventures and in the top 3 for Best Companies for Career Growth in 2021 by Comparably.
How nCino Will Grow
We intend to continue growing our business by executing on the following strategies:
•Expand Within and Across our Existing Customers. We believe there is a significant opportunity to further expand within our existing customer base both vertically within business lines and horizontally across business lines, including cross-selling SimpleNexus. Our revenues from existing customers continue to grow as additional users are added, creating strong customer cohort dynamics.
•Expand our Customer Base. We believe the global market for cloud banking is large and underserved. With financial institutions needing to replace legacy point products with more efficient technology and banking services continuing to shift to digital, we believe there is a significant opportunity to deliver our solutions and expand our customer base to financial institutions of all sizes and complexities around the world. Currently deployed in 16 countries, we have made significant investments to expand our presence in EMEA and APAC, and the nCino Bank Operating System can currently support over 120 languages and over 140 currencies. We promote sales in North America out of our offices in the United States and Canada, in APAC out of our offices in Australia and Japan, and in EMEA out of our office in the UK.
•Continue Strengthening and Extending our Product Functionality. We plan to extend the depth and breadth of the nCino Bank Operating System, including our client onboarding, loan origination and deposit account opening functionality across lines of business, while further enhancing its international capabilities. Additionally, we plan to continue to develop our portfolio analytics and credit modeling capabilities as well as our AI/ML capabilities through automation, predictive analytics, digital assistant services, and data source integration. These innovations will further reduce the human resources required for routine but time-consuming tasks, allowing our customers to spend more time on value creating activities. By continuing to expand the functionality of the nCino Bank Operating System, we can further help our customers improve financial results, operate more efficiently, manage risk and compliance more effectively, and establish a data, audit, and business intelligence hub. We also plan to continue to expand the depth and breadth of functionality of the SimpleNexus digital homeownership platform.
•Foster and Grow our SI and Technology Ecosystem. We have developed strong relationships with a number of leading SIs, including Accenture, Deloitte, PwC, and West Monroe Partners, that increase our capacity to onboard new customers and implement the nCino Bank Operating System, extend our global reach, and drive increased market awareness of our company and solutions. To date, over 2,500 trained SI consultants have completed our training program to implement the nCino Bank Operating System. Through the open architecture of the nCino Bank Operating System, an increasing number of third-party technology partners, including DocuSign, Equifax, Experian, TransUnion, IDology, LexisNexis, OneSpan, and The Risk Management Association, are integrated with this solution.
•Selectively Pursue Strategic Transactions. In addition to developing our solutions organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions. We expect these transactions to focus on innovation to help strengthen and expand the functionality and features of our solutions and/or expand our global presence. For example, in fiscal 2020 we acquired Visible Equity, LLC ("Visible Equity") and FinSuite Pty Ltd ("FinSuite") as part of our strategy to build out our nIQ capabilities and we established our nCino K.K. joint venture to facilitate our entry into the Japanese market. Additionally, in January 2022, we completed our acquisition of SimpleNexus which expanded our capabilities to the U.S. point-of-sale mortgage market.
Our Customers
nCino has a diverse customer base ranging from global financial institutions, such as Bank of America, Barclays, Santander Bank, and TD Bank, to enterprise banks, such as KeyBank, Allied Irish Bank, First Horizon Bank, and Truist Bank, to regional and community banks, like Huntingdon Valley Bank and ConnectOne Bank to credit unions, such as Corning Credit Union, Navy Federal Credit Union, SAFE Credit Union, and Wright-Patt Credit Union, to new market entrants, such as challenger banks like B-North, Recognise Financial, and Judo Bank, to, through SimpleNexus, independent mortgage banks like Synergy One Lending and Fairway Independent Mortgage Corporation. These companies represent a cross-section of financial institutions across asset classes and geographies and each of these customers represent a substantial level of Annual Contract Value ("ACV") in its respective category.
As of January 31, 2022, we had over 390 financial institutions that have contracted for the nCino Bank Operating System for client onboarding, loan origination, and/or deposit account opening, of which 271 each generated more than $100,000 in subscription revenues in fiscal 2022. In addition, we have over 1,000 financial institutions that have contracted for our Portfolio Analytics solution that we acquired with the Visible Equity acquisition in fiscal 2020 and over 400 customers that have contracted with SimpleNexus. In total, we had over 1,750 customers as of January 31, 2022. No single customer represented more than 10% of total revenues in fiscal 2022.
Our Relationship with Salesforce
From our inception, we built the nCino Bank Operating System on the Salesforce Platform to leverage its global infrastructure, reliability, and scalability. Building on the Salesforce Platform has allowed us to benefit from Salesforce’s investment in the continual improvement of the Salesforce Platform. We believe we have a mutually beneficial strategic relationship with Salesforce.

Salesforce Ventures, an affiliate of Salesforce, made investments in our common stock in January 2014, March 2015, July 2017, January 2018, and September 2019. As of January 31, 2022, Salesforce owned less than 5% of shares of our common stock.
Pursuant to our agreement with Salesforce (the "Salesforce Agreement"), when we sell our client onboarding, loan origination, and/or deposit account opening applications, we include a subscription to the underlying Salesforce Platform and remit a subscription fee to Salesforce. In exchange, Salesforce provides the hosting infrastructure and data center for these applications, as well as configuration, reporting, and other functionality within the Salesforce Platform. In addition, under the Salesforce Agreement, we are an authorized reseller of Salesforce’s CRM functionality to certain financial institutions in the United States. Our original agreement with Salesforce was entered into in December 2011. On June 19, 2020, this agreement was superseded and replaced by the Salesforce Agreement which expires on June 19, 2027 unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement. The Salesforce Agreement automatically renews for additional one-year periods thereafter unless notice of termination is provided.
Sales and Marketing
Our sales team includes business development representatives, account executives, field sales engineers, and customer success managers. These teams are responsible for outbound lead generation, driving new business, and helping to manage account relationships and renewals, further driving adoption of our solutions within and across lines of business. These teams maintain close relationships with existing customers and act as an advisor to each financial institution to help identify and understand their unique needs, challenges, goals, and opportunities.
Our marketing teams oversee all aspects of the nCino global brands including public relations, digital marketing, social media, product marketing, graphic design, conferences, and events. Our marketing efforts are focused on promoting direct sales, inbound lead generation, and brand building. We leverage online and offline marketing channels by sponsoring customer conferences, participating in trade shows, and using webinars, digital marketing, and social media.
Customer Success
Once a customer contracts for the nCino Bank Operating System, we either directly or working with SIs, provide configuration and implementation services to assist the customer in the deployment of this solution. Configuration and implementation engagements typically range in duration from three to 18 months, depending on scope. For enterprise financial institutions, we generally work with SIs such as Accenture, Deloitte, and PwC. For regional financial institutions, we work with SIs such as West Monroe Partners, and for community banks we work with SIs such as Enforce or we perform configuration and implementation ourselves. Where we work with SIs, we generally field a small team of advisory consultants alongside the SIs to help ensure the success of the engagement. For SimpleNexus, we directly provide configuration and implementation services in the deployment of this solution which engagement duration is typically three months.
We support our customers with 24/7 access to engineers and other technical support personnel, outcome based support offerings, release management, managed services, and also offer technical support via online chat. To help our customers achieve success with the nCino Bank Operating System, we offer in-depth change management workshops, classroom and virtual end user and administrator training, consultative functionality adoption services, and best practices. The nCino Customer Success Management team is the customer’s central touch point, whose primary job is to manage the long-term health and success of each customer.
Over 44,000 of our customers’ employees, representing over 97% of our financial institution customers utilizing our client onboarding, loan origination, and/or deposit account opening applications, participate in our online nCino User Community. In the nCino User Community, users can access over 8,800 product guides and technical documents, engage and share best practices with other users and nCino subject matter experts through over 35 unique user groups, suggest and vote for future product development ideas, and access training videos, materials and product certifications.
Research and Development
Our research and development organization is responsible for the design, development, and testing of our solutions. We utilize Agile software development methodologies and industry best practices, such as continuous integration/continuous deployment, automated testing, and distributed version control, to develop new functionality and enhance our existing solutions. We provide opportunities for innovation through hackathons and new technology pilots, and we encourage customers to participate in our Product Design Programs to provide us with input on our product development roadmap. Our research and development spend was $79.4 million or 29.0% of total revenues in fiscal 2022.
Competition
The primary competition for our solutions has historically been point solution vendors and systems internally developed by financial institutions. We believe our ability to provide client onboarding, loan origination, deposit account opening, analytics, and AI/ML on a single platform across commercial, small business, and retail lines of business, our deep banking domain expertise, our mobile-first homeownership platform, our reputation for high-quality professional services and customer support, and the culture of our company distinguish us from our competition. We believe our success in growing our business will depend on our ability to demonstrate to financial institutions that our solutions provide superior business outcomes to those of third-party vendors or internally developed systems. In this regard, we are likely to be assessed on a number of factors, including:
•breadth and depth of functionality;
•ease of deployment, implementation and use;
•total cost of ownership and return on investment;
•level of customer satisfaction;
•brand awareness and reputation;
•cloud-based technology platform and pricing model;
•quality of implementation and customer support services;
•capability for configurability, integration, and scalability;
•domain expertise in banking technology;
•security and reliability;
•ability of our solutions to support compliance with legal and regulatory requirements;
•ability to innovate and respond to customer needs quickly; and
•ability to integrate with third-party applications and systems.
We believe we compete favorably with respect to these factors but we expect competition to increase as existing competitors evolve their offerings and as new companies enter our market. Our ability to remain competitive will depend on our ongoing efforts in research and development, sales and marketing, professional services, customer support, and our business operations generally. For additional information, see the section titled “Risk Factors—The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and results of operations.”
Intellectual Property
Our success depends in part on our ability to protect our core technology and innovations. We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We seek patent protection for certain of our key innovations, protocols, processes, and other inventions. We pursue the registration of our trademarks, service marks, and domain names in the United States and in certain other locations. These laws, procedures and restrictions provide only limited protection and the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and still evolving. Furthermore, effective patent, trademark, copyright, and trade secret protection may not be available in every country in which our products are available.

As of January 31, 2022, we had 12 issued U.S. patents as well as one patent application pending in the U.S. We file patent applications where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business.
Human Capital Management
We are in the business of fundamentally changing the way financial institutions operate. To transform an industry, we believe it is essential to have a company culture that not only empowers its employees to challenge the status quo, but also emboldens them to drive change and have a passion for customer success. For these reasons, we have built nCino with a cultural foundation based on our six core values: Bring Your A-Game, Do the Right Thing, Respect Each Other, Make Someone’s Day, Have Fun, and Be a Winner! We believe our culture is the foundation for the successful execution of our strategy and, as a result, is a critical strength of our organization. In recognition of our continued focus on employee engagement, satisfaction and culture, we have received numerous awards, including being named one of the Highest-Rated Public Cloud Computing Companies To Work For in 2021 by Battery Ventures. nCino was also presented with 15 workplace-focused awards by Comparably, a leading workplace culture and compensation monitoring site, in 2021, including Best Company for Diversity, Best Company Culture, Best Career Growth, Best Work-Life Balance and Best Company Happiness.
As of January 31, 2022, we had 1,681 employees, of which approximately 86% were in the United States and 14% were in other locations around the globe. We believe our employee engagement and experience remain strong.
Diversity, Equity, Inclusion, and Community
nCino’s core values reflect our culture of humanity and humility; providing a place for us to be who we are, appreciate one another, and succeed together. To demonstrate a commitment to a culture of inclusiveness, nCino proudly sponsors an employee-led Diversity, Equality, and Inclusion Council as well as Employee Affinity Groups focused on our Veteran, LGBTQIA+, Latinx, AAPI, Black/African-American, and Women employee populations.
In 2021, nCino hired a full-time Diversity, Community, and Inclusion leader to champion these initiatives, education, and programs, with support and oversight from nCino’s CEO and Human Resources leadership. As a result, nCino has been able to support many causes and initiatives in the community, such as sponsoring the local Martin Luther King, Jr. march, volunteering with veteran's organizations that aid military personnel in their transition back to civilian life, and being a premier sponsor of an all-girls middle/high school that focuses primarily on STEM education. These activities are achieved through nCino's philanthropic and community service team, nVolve. Through nVolve, nCino prioritizes giving back to our communities and volunteering time by providing all global employees paid volunteer days separate from regular leave or holidays to support organizations and causes that are important to them.
nCino is rooted in building a diverse, equitable and inclusive workforce. Our Company culture values broad backgrounds, thoughts, opinions, and perspectives. Our talent acquisition strategy includes relationships with diverse professional organizations and minority colleges and universities.
Total Reward, Well-being & Experience
nCino believes that productivity is driven by employees who are actively engaged, both by their connection to our purpose and their certainty that the company cares about their well-being. We therefore invest in their financial, social and physical wellness as well as the communities where they work.
nCino’s future success is dependent on our ability to attract and retain highly qualified personnel. nCino offers competitive compensation, opportunities for equity ownership, and generous, country-specific benefit packages. Our retirement plans help employees invest in their future. In addition, we offer competitive parental leaves, holiday pay, and vacation time. nCino supports healthy employee lifestyles and wellness by offering office step challenges, complimentary healthy snacks, financial education, mental health initiatives, cycle to work programs, on-site flu shots, recreational outings and more.
These offerings demonstrate a commitment to our employees’ well-being and play a critical role in engaging and retaining the talented individuals that comprise our organization.

Available Information
Our website is located at www.ncino.com and our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website as soon as reasonably practicable after we electronically file or furnish such materials with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes before making an investment decision with respect to our common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Summary Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•We have a limited operating history, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•If we are unable to attract new customers or continue to broaden our existing customers’ use of our solutions, our revenue growth will be adversely affected.
•If the market for cloud-based banking technology develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our results of operations would be adversely affected.
•We may not be able to sustain our revenue growth rate in the future.
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•We may not accurately predict the long-term rate of customer subscription renewals or adoption of our solutions, or any resulting impact on our revenues or operating results.
•A breach of our security measures or those we rely on could result in unauthorized access to customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
•Fundamental elements of the nCino Bank Operating System are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide this solution to our customers.
•Because we recognize subscription revenues over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.

•We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
•The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies, or other competitive dynamics could adversely affect our business and results of operations.
•We depend on data centers operated by or on behalf of Salesforce, Amazon Web Services ("AWS") and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
•We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships.
•Because one of our stockholders holds a substantial amount of our total outstanding common stock, the influence of our public stockholders over significant corporate actions is limited and sales by this stockholder could adversely affect the value of our common stock.
•Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial institutions could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.
•We are presently subject to a government investigation and a civil suit involving alleged violations of antitrust laws relating to our hiring and wage practices. These matters or future litigation against us could adversely affect our operations and prospects, damage our reputation, and be costly and time-consuming to defend.
Risks Relating to Our Business and Industry
We have a limited operating history, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows, and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We began operations in late 2011 and have experienced net losses since inception. We generated net losses attributable to nCino of $27.6 million, $40.5 million, and $49.4 million for the fiscal years ended January 31, 2020, 2021, and 2022, respectively. Our net loss for fiscal 2022 includes the results of operations of SimpleNexus from the Acquisition Date. We had an accumulated deficit of $209.6 million at January 31, 2022. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant resources to support further growth and extend the functionality of the nCino Bank Operating System, expand our sales and product development headcount, increase our marketing activities, and grow our international operations. We will also face increased costs associated with growth and the expansion of our customer base and have seen increased costs in becoming a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect to incur losses for the foreseeable future as we continue to invest in product development, and we cannot predict whether or when we will achieve or sustain profitability. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

If we are unable to attract new customers or continue to broaden our existing customers’ use of our solutions, our revenue growth will be adversely affected.
To increase our revenues, we will need to continue to attract new customers and succeed in having our current customers expand the use of our solutions across their institution. For example, our revenue growth strategy includes increased penetration of markets outside the United States as well as selling our retail applications to existing and new customers, and failure in either respect would adversely affect our revenue growth. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other companies, and general economic conditions. Our customers may also require fewer subscriptions for our solutions as their use may enable them to operate more efficiently over time. Therefore, we cannot assure you that our current customers will renew or expand their use of our solutions. If we are unable to sign new customers or retain or attract new business from current customers, our business and results of operations may be materially and adversely affected.
If the market for cloud-based banking technology develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our results of operations would be adversely affected.
Use of, and reliance on, cloud-based banking technology is still at an early stage and we do not know whether financial institutions will continue to adopt cloud-based banking technology such as the nCino Bank Operating System in the future, or whether the market will change in ways we do not anticipate. Many financial institutions have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling, or unable to convert from their existing systems to our solutions. Furthermore, these financial institutions may be reluctant, unwilling, or unable to use cloud-based banking technology due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial institutions to choose not to adopt cloud-based banking technology such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional applications and functionality, such as nIQ and SimpleNexus, to our current and prospective customers. As we create new applications and enhance our existing solutions, these applications and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts and if customers choose not to adopt this functionality, our business and results of operations could suffer. If financial institutions are unwilling or unable to transition from their legacy systems, or if the demand for our solutions does not meet our expectations, our results of operations and financial condition will be adversely affected.
We may not be able to sustain our revenue growth rate in the future.
Our revenues increased from $138.2 million for fiscal 2020 to $204.3 million for fiscal 2021 to $273.9 million for fiscal 2022. Our revenues for fiscal 2022 include the revenues of SimpleNexus from the Acquisition Date. We may not be able to sustain revenue growth consistent with our recent history, if at all. Our revenue growth in recent periods may not be indicative of our future performance. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solutions, our ability to successfully sell and implement new applications, such as our retail applications, increasing competition, decreasing growth of our overall market, the impact of COVID-19, our inability to attract and retain a sufficient number of financial institution customers, concerns over data security, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, the price of our common stock could decline or otherwise be volatile and it may be difficult for us to achieve and maintain profitability.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future and, accordingly, period-to-period comparisons of our results of operations may not be meaningful. Thus, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and may not fully or accurately reflect the underlying performance of our business. For example, purchases of our Paycheck Protection Program ("PPP") solution during the COVID pandemic may have had the effect of accelerating demand that might have otherwise materialized as new business in later periods as well as accelerating the activation of the licenses and recognition of subscription revenues associated with the PPP solution. Further, while subscriptions with our customers generally include multi-year non-cancellable terms, in a limited number of contracts, customers have an option to buy out of the contract for a specified termination fee. If such customers exercise this buy-out option, or if we negotiate an early termination of a contract at a customer’s request, any termination fee would be recognized in full at the time of termination, which would favorably affect subscription revenues in that period and unfavorably affect subscription revenues in subsequent periods. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to retain current customers or attract new customers;
•the activation, delay in activation, or cancellation of large blocks of users by customers;
•the timing of recognition of professional services revenues;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•acquisitions of our customers, to the extent the acquirer elects not to continue using our solutions or reduces subscriptions to our solutions;
•customer renewal rates;
•increases or decreases in the number of users licensed or pricing changes upon renewals of customer contracts;
•network outages or security breaches;
•general economic, industry, and market conditions (particularly those affecting financial institutions);
•changes in our pricing policies or those of our competitors;
•seasonal variations in sales of our solutions, which have historically been highest in the fourth quarter of our fiscal year;
•the timing and amount of litigation and litigation-related expenses;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
We may not accurately predict the long-term rate of customer subscription renewals or adoption of our solutions, or any resulting impact on our revenues or operating results.
Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew for fewer users or on less favorable pricing terms. Since the average initial term of our customer agreements is three to five years, and we only began selling the nCino Bank Operating System in 2012, we have limited historical data with respect to rates of customer subscription renewals and cannot be certain of anticipated renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our solutions or their ability to continue their operations or spending levels. If our customers do not renew their subscriptions for our solutions on similar pricing terms, our revenues may decline and our business could suffer.
Additionally, as the markets for our solutions develop, we may be unable to attract new customers based on the same subscription model we have used historically. Moreover, large or influential financial institution customers may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our revenues, gross margin, profitability, financial position, and/or cash flow.
A breach of our security measures or those we rely on could result in unauthorized access to customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
Certain elements of our solutions, particularly our analytics applications, process and store personally identifiable information (“PII”) such as banking and personal information of our customers’ clients, and we may also have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop or acquire additional functionality, such as SimpleNexus, we may gain greater access to PII. We maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems. However, we and our third party service providers, frequently defend against and respond to data security incidents. We cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, our products are flexible and complex software solutions and there is a risk that configurations of, or defects in, our solutions or errors in implementation could create vulnerabilities to security breaches. There may be continued unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their clients that may disrupt our or our customers’ operations. In addition, because we leverage third-party providers, including cloud, software, data center, and other critical technology vendors to deliver our solutions to our customers and their clients, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider’s software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our solutions.
Cyberattacks and other malicious internet-based activity continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse, and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or solutions are compromised, we could suffer substantial harm. A security breach could result in operational disruptions, loss, compromise or corruption of customer or client data or data we rely on to provide our solutions, including our analytics initiatives and offerings that impair our ability to provide our solutions and meet our customers’ requirements resulting in decreased revenues and otherwise materially negatively impacting our financial results. Also, our reputation could suffer irreparable harm, causing our current and prospective customers to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations.
Federal and state regulations may require us or our customers to notify individuals of data security incidents involving certain types of personal data or information technology systems, and those laws and regulations continue to evolve to add more reporting requirements on faster timelines. Security compromises experienced by others in our industry, our customers, or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew or expand their use of our solutions, or subject us to third-party lawsuits, regulatory fines, or other actions or liabilities, which could materially and adversely affect our business and results of operations.
In addition, some of our customers contractually require notification of data security compromises and include representations and warranties in their contracts with us that our solutions comply with certain legal and technical standards related to data security and privacy and meets certain service levels. In certain of our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a customer’s right to terminate their contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
Fundamental elements of the nCino Bank Operating System are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide this solution to our customers.
Fundamental elements of the nCino Bank Operating System, including our client onboarding, loan origination, and deposit account opening applications, are built on the Salesforce Platform and we rely on the Salesforce Agreement to use the Salesforce Platform in conjunction with this solution, including for hosting infrastructure and data center operations. Any termination of our relationship with Salesforce would result in a materially adverse impact on our business model.
The Salesforce Agreement expires on June 19, 2027, unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement, and automatically renews for additional one-year periods thereafter unless notice of non-renewal is provided. If we are unable to renew our agreement with Salesforce, there would be, absent a termination for cause, a wind-down period during which existing customers would be able to continue using the nCino Bank Operating System in conjunction with the Salesforce Platform, but we would be unable to provide this solution to new customers and could be limited in our ability to allow current customers to add additional users. In addition, if we are unable to renew our agreement with Salesforce, our customers would need to obtain a separate subscription from Salesforce in order to access the nCino Bank Operating System. This could cause a significant delay in the time required to enter into agreements with customers, place us and our customers at a disadvantage in negotiating with Salesforce, and lead customers not to renew or enter into agreements with us. We also cannot assure you that the pricing or other terms in any renewal with Salesforce would be favorable to us, and if not, our business and operating results may be materially and adversely affected.
In addition, Salesforce has the right to terminate its agreement with us in certain circumstances, including in the event of a material breach of the Salesforce Agreement by us. If Salesforce terminates our agreement for cause, it would not be required to provide the wind-down period described above. We are also required to indemnify Salesforce for claims made against Salesforce by a third party alleging that the nCino Bank Operating System infringes the intellectual property rights of such third party.
An expiration or termination of the Salesforce Agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement solution and we may not be successful in these efforts, which could cause the nCino Bank Operating System to become obsolete. Even if we were to successfully acquire or develop a replacement solution, some customers may decide not to adopt such solution and may, as a result, decide to use a different product. If we were unsuccessful in acquiring or developing a replacement solution or acquire or develop a replacement solution that our customers do not adopt, our business, results of operations, and brand would be materially and adversely affected.
Furthermore, there are no exclusivity arrangements in place with Salesforce that would prevent them from developing their own offerings that compete directly with ours, acquiring a company with offerings similar to ours, or investing greater resources in our competitors. While we believe our relationship with Salesforce is strong, Salesforce competing with us could materially and adversely affect our business and results of operations.
Privacy and data security concerns, data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business and results of operations.
Personal privacy, information security, and data protection are significant issues in the United States, the European Union (“EU”), and a number of other jurisdictions where we offer our solutions. The regulatory framework governing the collection, processing, storage, and use of certain information, particularly financial and other PII, is rapidly evolving. Any failure or perceived failure by us to comply with applicable privacy, security, or data protection laws, regulations, or industry standards may materially and adversely affect our business and results of operations.
We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, the EU, and other jurisdictions in which we operate. For instance, the California Consumer Privacy Act (the "CCPA") became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, receive detailed information about how their personal information is used and shared by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined), and provide such consumers rights to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are exemptions for certain personal information and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential legal privacy and cybersecurity risks. The California Privacy Rights Act (the "CPRA"), which expands the CCPA, passed in November 2020. The CPRA will, among other things, impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Following the CPRA, Virginia and Colorado have enacted similar, but not completely consistent, comprehensive privacy legislation that will also go into effect in January and July 2023, respectively. Many other states are considering similar legislation in addition to the consideration of comprehensive privacy legislation at the federal level. If passed, such laws will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging.
Similarly, the European Economic Area (the "EEA") (comprised of the EU Member States and Iceland, Liechtenstein and Norway) adopted the General Data Protection Regulation (2016/679) (the "EU GDPR") in May 2018 and the UK implemented the EU GDPR by virtue of section 3 of the European Union (Withdrawal) Act 2018 (known as the "UK GDPR", and together with the "EU GDPR", the "GDPR"). The GDPR imposes a number of obligations on controllers, including, among others: (i) accountability and transparency requirements which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) enhanced requirements for obtaining valid consent; (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a useable format and erasing personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible).
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism in accordance with the EU GDPR has been put in place. In July 2020, the Court of Justice of the European Union (the "CJEU") in its Schrems II ruling invalidated the EU-U.S. Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA to the United States, with immediate effect. The CJEU upheld the validity of standard contractual clauses ("SCCs") as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK does not consider adequate. This may have implications for our cross-border data flows and may result in additional compliance costs.
The GDPR also introduces fines of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, for serious violations of certain of the GDPR’s requirements. The GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation for financial or non-financial losses (e.g., distress). Complying with the GDPR may cause us to incur substantial operational and compliance costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, regulators, customers, data subjects, suppliers, vendors or other parties. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects.

The E.U. has also proposed the draft ePrivacy Regulation which, once finalized and in effect, will replace both the ePrivacy Directive and all the national laws implementing this Directive. The ePrivacy Regulation, as proposed in its current form, would impose strict opt-in marketing rules, change rules about the use of cookies, web beacons, and related technologies, and significantly increase penalties for violations. It would also retain the additional consent standards as required under the EU GDPR. Such regulations may have a negative effect on businesses, including ours, that collect, process, and use personal data in the EU and UK, including online usage information for consumer acquisition and marketing and may increase the potential civil liability and cost of operating a business that collects, processes, or uses such information and undertakes online marketing.
We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. Any such laws, rules, and regulations may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of information including financial and PII, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve.
Any failure or perceived failure by us, or any third parties with which we do business, to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources, or the incurrence of fines, penalties, or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business and results of operations.
Because we recognize subscription revenues over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.
We generally recognize subscription revenues ratably over the terms of our customer contracts, which typically range from three to five years. Most of the subscription revenues we report each quarter are derived from the recognition of deferred revenue relating to subscriptions activated in previous quarters. Consequently, a reduction in activated subscriptions in any single quarter may only have a small impact on our subscription revenues for that quarter. However, such a decline will negatively affect our subscription revenues in future quarters. Accordingly, the effect of significant downturns in sales or market acceptance of our solutions may not be reflected in our results of operations until future periods.
We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
All of our revenues are derived from financial institutions whose industry has experienced significant pressure in recent years due to economic uncertainty, low interest rates, liquidity concerns and increased regulation. In the past, financial institutions have experienced consolidation, distress and failure. It is possible these conditions may reoccur. If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed banking technology solutions or that are not our customers or use our solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our solutions. It is also possible that the larger financial institutions that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause our customers to reduce their spending on technology or cloud-based banking applications or to seek to terminate or renegotiate their contracts with us. Moreover, even if the overall economy is robust, economic fluctuations caused by things such as the U.S. Federal Reserve changing interest rates may cause potential new customers and existing customers to forego or delay purchasing our solutions or reduce the amount of spend with us, which would materially and adversely affect our business.
The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and results of operations.
We currently compete with providers of technology and services in the financial services industry, primarily point solution vendors that focus on building functionality that competes with specific components of our solutions. From time to time, we also compete with systems internally developed by financial institutions. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the development, promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we do.
We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market or resell cloud-based banking technology, acquire one of our competitors or form a strategic alliance with one of our competitors or with Salesforce. In addition, new companies entering our markets may choose to offer cloud-based banking applications at little or no additional cost to the customer by bundling them with their existing applications, including adjacent banking technologies. Competition from these new entrants may make attracting new customers and retaining our current customers more difficult, which may adversely affect our results of operations.
If we are unable to compete in this environment, sales and renewals of the nCino Bank Operating System could decline and adversely affect our business and results of operations. With the introduction of new technologies and potential new entrants into the cloud-based banking technology market, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability.
We depend on data centers operated by or on behalf of Salesforce, Amazon Web Services ("AWS"), and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
Our solutions are primarily hosted in data centers operated by or on behalf of Salesforce, AWS, and other third parties and we do not control the operation of these data centers. Problems associated with these data centers could adversely affect the experience of our customers. Any disruptions or other operational performance problems with these data centers could result in material interruptions in our services, adversely affect our reputation and results of operations, and subject us to liability.
We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments, or partnerships.
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions, and other assets. For example, in fiscal 2022 we acquired SimpleNexus, our largest acquisition to date. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. For instance, we incurred significant costs in connection with the SimpleNexus acquisition. In addition, nCino has limited experience in acquiring other businesses. If an acquired business, including SimpleNexus, fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring additional businesses, such as SimpleNexus, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•our inability to integrate or benefit from acquired technologies or services;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the technology, accounting systems, operations, control environments, and personnel of the acquired business and integrating the acquired business or its employees into our culture;
•difficulties and additional expenses associated with supporting legacy solutions and infrastructure of the acquired business;
•difficulty converting the customers of the acquired business to our solutions and contract terms, including disparities in licensing terms;
•additional costs for the support or professional services model of the acquired company;

•diversion of management’s attention and other resources;
•adverse effects to our existing business relationships with business partners and customers;
•the issuance of additional equity securities that could dilute the ownership interests of our stockholders;
•incurrence of debt on terms unfavorable to us or that we are unable to repay;
•incurrence of substantial liabilities;
•difficulties retaining key employees of the acquired business; and
•adverse tax consequences, substantial depreciation, or deferred compensation charges.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Because one of our stockholders holds a substantial amount of our total outstanding common stock, the influence of our public stockholders over significant corporate actions is limited and sales by this stockholder could adversely affect the value of our common stock.
Based on the total number of shares of our common stock outstanding as of January 31, 2022, entities affiliated with Insight Partners (“Insight Partners”) holds approximately 36% of our total outstanding common stock. As a result, Insight Partners has the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, the approval of mergers, or other changes of corporate control, any of which may be in opposition to the best interests of our other stockholders and may adversely impact our results of operations and the value of our common stock. Sales of our common stock by Insight Partners could have an immediate and substantial adverse effect on the value of our common stock.
Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial institutions could adversely affect our business and results of operations, increase costs, and impose constraints on the way we conduct our business.
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our solutions address. As a provider of technology to financial institutions, we have been, and expect to continue to be, examined on a periodic basis by various regulatory agencies and may be required to review certain of our suppliers and partners. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. For example, as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to financial institutions. Matters subject to review and examination by federal and state financial institution regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our solutions. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we have to make changes to our internal processes and solutions as result of these regulations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
The evolving, complex, and often unpredictable regulatory environment in which our customers operate could result in our failure to provide compliant solutions, which could result in customers not purchasing our solutions or terminating their contracts with us or the imposition of fines or other liabilities for which we may be responsible. In addition, federal, state, and/or foreign agencies may attempt to further regulate our activities in the future which could adversely affect our business and results of operations.

Any legal proceedings against us could adversely affect our operations and prospects, damage our reputation, and be costly and time-consuming to defend.
We are presently subject to a government investigation and a putative class action civil suit involving alleged violations of antitrust laws. We may, in the future, become subject, from time to time, to other legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. Legal proceedings might result in damages and harm to our operations and prospects, reputational damage, substantial costs, and may divert management’s attention and resources, which might adversely impact our business, overall financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock.
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be adversely affected.
We believe our corporate culture is one of our fundamental strengths, as we believe it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
We may encounter implementation challenges, including in situations in which we rely on SIs, which would materially and adversely affect our business and results of operations.
We may face unexpected challenges related to the complexity of our customers’ implementation and configuration requirements. Implementation of our solutions may be delayed or expenses may increase when customers have unexpected data, software, or technology challenges, or unanticipated business requirements, which could adversely affect our relationship with customers and our operating results. In general, the revenues related to implementation and other professional services we provide are recognized on a proportional performance basis, and delays and difficulties in these engagements could result in losses on these contracts. In addition, our customers often require complex acceptance testing related to the implementation of our solutions. We also leverage the services of SIs, including Accenture, Deloitte, PwC, and West Monroe Partners, among others, to implement and configure the nCino Bank Operating System for our larger financial institution customers, and we are increasingly using other SIs for smaller engagements as we continue to scale our business. While SIs generally contract directly with our customers, any failure or delay by the SIs we work with in providing adequate service and support would likely adversely affect our brand and reputation. For implementations we conduct ourselves, project delays may result in recognizing revenues later than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our ability to take customers live and the overall customer experience could be adversely affected. We rely on existing customers to act as references for prospective customers, and difficulties in implementation and configuration could therefore adversely affect our ability to attract new customers. Any difficulties or delays in implementation processes could cause customers to delay or forego future purchases of our solutions.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.
Since our inception, our business has grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems, and other significant changes and additional complexities. Our revenues increased from $138.2 million for fiscal 2020 to $204.3 million for fiscal 2021 to $273.9 million for fiscal 2022. Our revenues for fiscal 2022 include the revenues of SimpleNexus from the Acquisition Date. Our total number of employees increased from 436 as of January 31, 2018 to 1,681 as of January 31, 2022, which includes SimpleNexus. Managing and sustaining a growing workforce and customer base geographically-dispersed in the United States and internationally will require substantial management effort, infrastructure, and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to expand and enhance the capabilities of our sales, relationship management, implementation, customer service, research and development, and other personnel to support our growth and continue to achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of customer service, our reputation, as well as our business and results of operations, could be materially and adversely affected.
Defects, errors, or other performance problems in our solutions could harm our reputation, result in significant costs to us, impair our ability to sell our solutions, and subject us to substantial liability.
Our solutions are complex and may contain defects or errors when implemented or when new functionality is released. Despite extensive testing, from time to time we have discovered and may in the future discover defects or errors in our solutions. Any performance problems or defects in our solutions may materially and adversely affect our business and results of operations. Defects, errors, or other performance problems or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our customers’ businesses, and harm our reputation. In addition, if we have any such errors, defects, or other performance problems, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment, or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation, or adverse publicity. Errors, defects, or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.
If we fail to accurately anticipate and respond to rapid changes in the industry in which we operate, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
The financial services industry is subject to rapid change and the introduction of new technologies to meet the needs of this industry will continue to have a significant effect on competitive conditions in our market. If we are unable to successfully expand our product offerings beyond our current solutions, our customers could migrate to competitors who may offer a broader or more attractive range of products and services. For example, we recently launched our Commercial Pricing and Profitability solution, powered by nIQ, and we may fail to achieve market acceptance of this offering. Unexpected delays in releasing new or enhanced versions of our solutions, or errors following their release, could result in loss of sales, delay in market acceptance, or customer claims against us, any of which could adversely affect our business. The success of any new solution depends on several factors, including timely completion, adequate quality testing, and market acceptance. We may not be able to enhance aspects of our solutions successfully or introduce and gain market acceptance of new applications or improvements in a timely manner, or at all. Additionally, we must continually modify and enhance our solutions to keep pace with changes in software applications, database technology, and evolving technical standards and interfaces. Uncertainties related to our ability to introduce and improve functionality, announcements or introductions of a new or updated solution, or modifications by our competitors could adversely affect our business and results of operations.
We leverage third-party software, content, and services for use with our solutions. Performance issues, errors and defects, or failure to successfully integrate or license necessary third-party software, content, or services, could cause delays, errors, or failures of our solutions, increases in our expenses, and reductions in our sales, which could materially and adversely affect our business and results of operations.
We use software and content licensed from, and services provided by, a variety of third parties in connection with the operation of our solutions. Any performance issues, errors, bugs, or defects in third-party software, content, or services could result in errors or a failure of our solutions, which could adversely affect our business and results of operations. In the future, we might need to license other software, content, or services to enhance our solutions and meet evolving customer demands and requirements. Any limitations in our ability to use third-party software, content, or services could significantly increase our expenses and otherwise result in delays, a reduction in functionality, or errors or failures of our solutions until equivalent technology or content is either developed by us or, if available, identified, obtained through purchase or license, and integrated into our solutions. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business and results of operations.

We may fail to successfully expand internationally. In addition, sales to customers outside the United States or with international operations expose us to risks inherent in international sales, which may include a marked increase in expenses.
For the fiscal years ended January 31, 2021 and 2022, sales to customers outside the United States accounted for 11.4% and 15.9%, respectively, of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. We have begun expending significant resources to build out our sales and professional services organizations outside of the United States and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the United States may not be relevant to our ability to expand in any international market.
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Export control regulations in the United States may increasingly be implicated in our operations as we expand internationally. These regulations may limit the export of our solutions and provision of our solutions outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our solutions in international markets, or, in some cases, prevent the export or import of our solutions to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, or providing improper payments or benefits to officials and other recipients for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
In addition, we face risks in doing business internationally that could adversely affect our business, including:
•unanticipated costs;
•the need to localize and adapt our solutions for specific countries;
•complying with varying and sometimes conflicting data privacy laws and regulations;
•difficulties in staffing and managing foreign operations, including employment laws and regulations;
•unstable regional, economic, or political conditions;
•different pricing environments, longer sales cycles, and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, and anti-bribery laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds; and
•adverse tax consequences.

Our international contracts often provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
We must attract and retain highly qualified personnel. In particular, we are dependent upon the services of our senior leadership team, and the loss of any member of this team could adversely affect our business. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. Our principal operations are in Wilmington, North Carolina, where the pool of potential employees with the skills we need is more limited than it may be in larger markets, and we are sometimes required to induce prospective employees to relocate. Many of the companies with which we compete for experienced personnel have greater resources than we do. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected.
Failure to effectively expand our sales capabilities could harm our ability to increase our customer base.
Increasing our customer base and expanding customer adoption within and across business lines will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. From January 31, 2021 to January 31, 2022, our sales and marketing teams increased from 258 to 418 employees, which includes SimpleNexus. We plan to continue to expand our direct sales force both domestically and internationally for the foreseeable future. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Newly hired employees require significant training and time before they achieve full productivity and they may not become as productive as quickly as we expect, if at all. Further, we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be adversely affected if our sales expansion efforts do not generate a significant increase in revenues.
If we fail to provide effective customer training on our solutions and high-quality customer support, our business and reputation would suffer.
Effective customer training and high-quality, ongoing customer support are critical to the successful marketing, sale, and adoption of our solutions and for the renewal of existing customer contracts. As we grow our customer base, we will need to further invest in and expand our customer support and training organization, which could strain our team and infrastructure and reduce profit margins. If we do not help our customers adopt our solutions, quickly resolve any post-implementation matters, and provide effective ongoing customer support and training, our ability to expand sales to existing and future customers and our reputation would be adversely affected.
If we are unable to effectively integrate our solutions with other systems used by our customers, or if there are performance issues with such third-party systems, our solutions will not operate effectively and our business and reputation will be adversely affected.
Our solutions integrate with other third-party systems used by our customers, including core processing systems. We do not have formal arrangements with many of these third-party providers regarding our access to their application program interfaces to enable these customer integrations. If we are unable to effectively integrate with third-party systems, our customers’ operations may be disrupted, which may result in disputes with customers, negatively impact customer satisfaction and harm our business. If the software of such third-party providers has performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solutions, and our business and reputation may be harmed.
Our sales cycle can be unpredictable, time-consuming and costly.
Our sales process involves educating prospective customers and existing customers about the benefits and technical capabilities of our solutions. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors. Our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions and twelve to eighteen months or more for larger financial institutions. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and results of operations. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future.
Failure to protect our proprietary technology and intellectual property rights could adversely affect our business and results of operations.
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright, and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage.
As of January 31, 2022, we had 12 issued patents and one patent application pending relating to the nCino Bank Operating System in the United States. We cannot assure you that any patents will issue from any patent applications, that patents that may be issued from such applications will give us the protection we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “nCino” name and logo in the United States and certain other countries and we have registrations and/or pending applications for additional marks including the “Bank Operating System” and “nIQ” in the United States and certain other countries. However, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available. We also rely on confidentiality agreements, consulting agreements, work-for-hire agreements, and invention assignment agreements with our employees, consultants, and others.
Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer, or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property is difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies, or intellectual property rights.
We use “open source” software in our solutions, which may restrict how we use or distribute our solutions, require that we release the source code of certain software subject to open source licenses, or subject us to litigation or other actions that could adversely affect our business.
We currently use in our solutions, and may use in the future, software that is licensed under “open source,” “free,” or other similar license, where the licensed software is made available to the general public on an “as-is” basis under the terms of a specific non-negotiable license. Some open source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open source code be licensed in source code form under the same open source licenses. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solutions, that our programmers have not incorporated open source software into our solutions, or that they will not do so in the future.
In addition, our solutions may incorporate third-party software under commercial licenses. We cannot be certain whether such third-party software incorporates open source software without our knowledge. In the past, companies that incorporate open source software into their products have faced claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. Therefore, we could be subject to suits by parties claiming noncompliance with open source licensing terms or infringement or misappropriation of proprietary software. Because few courts have interpreted open source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions. As a result of using open source software subject to such licenses, we could be required to release proprietary source code, pay damages, re-engineer our solutions, limit or discontinue sales, or take other remedial action, any of which could adversely affect our business.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and adversely affect our business and results of operations.
Patent and other intellectual property disputes are common in our industry. We may be subject to claims in the future alleging that we have misappropriated, misused, or infringed other parties’ intellectual property rights. Some companies, including certain of our competitors, own a larger number of patents, copyrights, and trademarks than we do, which they may use to assert claims against us. This disparity may also increase the risk that third parties may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies, non-practicing entities, or other adverse patent owners who have no relevant product revenues and against whom our own patents may provide little or no deterrence or protection. Our solutions utilize third-party licensed software, and any failure to comply with the terms of one or more of these licenses could adversely affect our business. Third parties may also assert claims of intellectual property rights infringement against our customers, whom we are typically required to indemnify. As competition increases, claims of infringement, misappropriation, and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation, or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could deter customers or potential customers from purchasing our solutions.
There can be no assurance that we will successfully defend third-party intellectual property claims. An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;
•cease developing or selling any elements of our solutions that rely on technology that is alleged to infringe or misappropriate the intellectual property of others;
•enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights;
•expend additional development resources to attempt to redesign our solutions or otherwise develop non-infringing technology, which may not be successful; and
•indemnify our customers and other third parties.
Any license we may enter into as a result of litigation may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could adversely affect our business and results of operations.
Our ability to raise capital in a timely manner if needed in the future may be limited, or such capital may be unavailable on acceptable terms, if at all. Our failure to raise capital if needed could adversely affect our business and results of operations, and any debt or equity issued to raise additional capital may reduce the value of our common stock.
We have funded our operations since inception primarily through equity financings and receipts generated from customers. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Moreover, we do not expect to be profitable for the foreseeable future. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations. If we incur debt, the lenders would have rights senior to holders of common stock to make claims on our assets, the terms of any debt could restrict our operations, and we may be unable to service or repay the debt. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial net operating losses (“NOLs”), during our history. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security (CARES) Act, federal NOLs generated in tax years 2018, 2019, and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years before 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs, pre-change tax attributes and any net unrealized built-in losses to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. The rules of Section 382 are regularly being evaluated to determine any potential limitations. If we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards, pre-change tax attributes or deductions to offset our future taxable income, if any.
Amendments to existing tax laws, rules, or regulations, or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act was enacted in 2017 and made a number of significant changes to the current U.S. federal income tax rules, including reducing the generally applicable corporate tax rate from 35% to 21%, imposing additional limitations on the deductibility of interest, placing limits on the utilization of NOLs, and making substantial changes to the international tax rules. In addition, on March 27, 2020, the CARES Act was signed into law, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations, and payroll tax matters. Many of the provisions of the Tax Cuts and Jobs Act and CARES Act still require guidance through the issuance and/or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects, and there may be substantial delays before such regulations are promulgated and/or finalized, increasing the uncertainty as to the ultimate effects of the Tax Cuts and Jobs Act and CARES Act on us and our stockholders. There also may be technical corrections legislation or other legislative changes proposed with respect to the Tax Cuts and Jobs Act and CARES Act, the effects of which cannot be predicted and may be adverse to us or our stockholders.
Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations and you may lose all or part of your investment.
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;

•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
•hedging activities by market participants;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from COVID-19, political conditions, election cycles, war or incidents of terrorism, or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to a company’s operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenues or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.
Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units, or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•provide that directors may only be removed for cause;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•prohibit stockholders from calling special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our amended and restated certificate of incorporation or bylaws, (4) any other action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.
To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our amended and restated certificate of incorporation contains a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
General Risks
Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which may be challenging at various times in the future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty. For example, COVID-19 has created and may continue to create significant uncertainty in global financial markets and the long-term economic impact of COVID-19 is highly uncertain. We cannot predict the timing, strength, or duration of the current or any future potential economic slowdown in the United States or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our results of operations.
Natural or man-made disasters and other similar events, including the COVID-19 pandemic, may significantly disrupt our business, and negatively impact our business, financial condition, and results of operations.
A significant portion of our employee base, operating facilities, and infrastructure are centralized in Wilmington, North Carolina. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, power outages, and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including Salesforce and AWS, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or otherwise materially and adversely affect our business. Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as our ability to achieve profitability in the future, our ability to attract new customers or continue to broaden our existing customers’ use of our solutions, and the impact of any decrease in technology spend by customers and potential customers in the financial services industry where we derive all of our revenues.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who covers us or may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

Failure to maintain the adequacy of internal controls over financial reporting may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. On an annual basis this assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Because we are no longer an “emerging growth company”, as defined in the JOBS Act, as of January 31, 2022, our independent registered public accounting firm is required to annually attest to the effectiveness of our internal controls over financial reporting. We will be required to disclose significant changes made in our internal controls procedure on a quarterly basis.
Our compliance with Section 404 has required, and will continue to require, that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition and operating results. If we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Operating as a public company requires us to incur substantial costs and requires substantial management attention.
As a public company, we have incurred and will continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the rules and regulations of The Nasdaq Global Select Market. As part of the new requirements, we have established and maintain effective disclosure and financial controls and made changes to our corporate governance practices. Compliance with these requirements has and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming.
Our management and other personnel divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We are in the process of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
The terms of our Credit Facility contain restrictive covenants that may limit our operating flexibility.

On February 11, 2022, we entered into Credit Agreement by and among the Company, nCino Opco, Inc., certain subsidiaries of the Company as guarantors, and Bank of America, N.A. as lender, pursuant to which we received access to a revolving credit facility of up to $50.0 million (the “Credit Facility”). The Credit Facility contains affirmative and restrictive covenants that limit our operating ability including to, among other things, dispose of assets, merge with other companies, incur additional indebtedness and liens, engage in new businesses, acquire certain other companies and modify organizational documents. In addition, the Credit Facility is secured by substantially all of our personal property, and the Credit Facility requires us to satisfy certain covenants, including maintaining a minimum amount of liquidity under the Credit Facility. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in our Credit Facility would adversely affect our business. Further, at any time, if we violate the terms of the Credit Facility or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Wilmington, North Carolina where, in addition to the square footage noted below, we occupy facilities encompassing approximately 57,000 square feet. SimpleNexus leases approximately 34,000 square feet of offices in Lehi, Utah which is being used as SimpleNexus' principal office space. We have additional domestic offices in Salt Lake City, Utah and Macon, Georgia. We also have international offices in London, Sydney, Melbourne, Toronto and Tokyo. All of our offices are leased, and we do not own any real property. These leases range in expiration from June 2023 to July 2028. Subsequent to January 31, 2022, we entered into office leases in Madrid and Paris.
In November 2020, we entered into a new lease agreement with a lessor for our primary headquarters property in Wilmington, North Carolina. As a result of a purchase option in the lease, the Company is deemed to have continuing involvement of our headquarters and accordingly, is considered for accounting purposes to be the owner. As such, we have excluded the square footage of approximately 90,000 square feet from the total leased space disclosed above.
The Company also entered into an agreement for a parking deck in January 2021 which was completed in September 2021, in addition to the existing headquarters property. The Company is also deemed to be the owner of the 648-space parking deck for accounting purposes.
In April 2021, the Company entered into a new lease agreement for the construction of an additional, approximately 90,000 square feet, office building that is on the property of our existing headquarters. Due to the Company also being deemed to be the owner of the additional building for accounting purposes, the costs associated with the construction of the building will be capitalized as construction in progress with a corresponding construction liability throughout construction which is estimated to be approximately $24.0 million. The costs of the construction in progress and corresponding construction liability are included in property and equipment, net and construction liability, noncurrent on the consolidated balance sheets, respectively. Upon completion of the building, the construction liability will be recorded as a financing obligation.
Upon expiration of the purchase options in the leases, the leases will be analyzed for applicable lease accounting. If the purchase options are not exercised, the leases will expire in 2037. See Note 15 "Commitments and Contingencies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the full description.
We believe our facilities are adequate for our current needs, but we may further expand as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, the Company may become involved in legal proceedings or is subject to claims arising in the ordinary course of business including the following:
On February 23, 2021, the Company and certain of its officers and other employees were served with grand jury subpoenas wherein the Antitrust Division of the Department of Justice is seeking documents and information in connection with an investigation of the Company’s hiring and wage practices under U.S. federal antitrust laws. The Company has retained outside counsel and is fully cooperating with the authorities. Although there can be no assurance with respect to the outcome of this matter, the Company believes its hiring and wage practices do not violate antitrust laws.
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina (the "District Court"). The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. ("Live Oak") and Apiture, Inc. ("Apiture") not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. On November 23, 2021, the District Court approved preliminary settlements between the plaintiff and defendant Live Oak in the amount of approximately $3.9 million, and unnamed party Apiture in the amount of approximately $0.8 million. Although there can be no assurance with respect to the outcome of this matter, the Company believes the alleged claims are not meritorious and intends to defend itself vigorously.
The Company does not presently believe the above matters will have a material adverse effect on its day-to-day operations or the quality of the services, products or innovation it continues to provide to its customers. However, regardless of the outcome, legal proceedings can have an adverse impact on us because of the related expenses, diversion of management resources, and other factors.
Given the uncertainty and preliminary stages of these matters, the Company is unable to estimate any possible loss or range of loss that may result.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on The Nasdaq Global Select Market under the symbol “NCNO” since July 14, 2020. Prior to that date, there was no public trading market for our common stock.
Stockholders
As of January 31, 2022, there were 177 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The graph below compares the cumulative total return to our stockholders on our common stock between July 14, 2020 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2022 in comparison to the S&P 500 Index and the S&P 500 Application Software Index. The graph assumes $100 was invested in our common stock on July 14, 2020, the S&P 500 Index and the S&P 500 Application Software Index, and assumes reinvestment of any dividends.
Comparison of Cumulative Total Return of nCino, Inc.

$175
$150
$125
$100
$75
$50
$25
07/14/20
07/31/20
10/31/20
01/31/21
04/30/21
07/31/21
10/31/21
01/31/22
nCino, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information regarding securities authorized for issuance.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends. For example, references in this Annual Report on Form 10-K to "fiscal 2022" refer to the fiscal year ended January 31, 2022.

Overview
nCino is a leading global provider of cloud-based software for financial institutions. We empower banks, credit unions, and independent mortgage banks with the technology they need to meet ever-changing client expectations and regulatory requirements, gain increased visibility into their operations and performance, replace legacy systems, and operate digitally and more competitively. Our solution, the nCino Bank Operating System, digitizes, automates, and streamlines inefficient and complex processes and workflow, and utilizes data analytics and AI/ML to enable banks and credit unions to more effectively onboard new clients, make loans and manage the entire loan life cycle, open deposit and other accounts, and manage regulatory compliance. Additionally, SimpleNexus' digital homeownership platform, which we acquired in January 2022, unites people, systems, and stages of the mortgage process into a seamless end-to-end journey. We serve financial institution customers of all sizes and complexities, including global financial institutions, enterprise banks, regional banks, community banks, credit unions, new market entrants, such as challenger banks, and, through SimpleNexus, independent mortgage banks. Our customers deploy and utilize our technology, which can be accessed anytime, anywhere, and from any internet-enabled device, for mission critical functions across their organizations.
Built as a single, multi-tenant SaaS platform, the nCino Bank Operating System transforms the way banks and credit unions operate, go to market, and interact with their clients, while delivering measurable return on investment by enabling them to:
•digitally serve their clients across commercial, small business, and retail lines of business,
•improve financial results,
•operate more efficiently,
•manage risk and compliance more effectively, and
•establish a data, audit, and business intelligence hub.
We were founded in a bank with the goal of improving that institution’s operations and client service. Realizing the problems we were addressing were endemic to virtually all banks and credit unions, we were spun out as a separate company in late 2011 with the vision of providing a comprehensive solution to onboard clients, originate any type of loan, and open any type of account on a single cloud-based platform. We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks. We introduced this solution to enterprise banks in the United States in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe, and APAC. In fiscal 2020, we acquired Visible Equity and FinSuite and combined the acquired technology with certain of our internally-developed technology to launch nIQ. nIQ helps our customers improve operational and financial performance by using AI/ML to increase efficiency through automation and analytics to gain greater insights into their operations and client interactions. The state of Delaware effected the name change of Visible Equity to nCino Portfolio Analytics, LLC in April 2021. All Visible Equity references throughout this document are one and the same with nCino Portfolio Analytics, LLC. In January 2022, we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the United States.
We offer our solution on a SaaS basis under multi-year contracts and recognize subscription revenues ratably over the term of the contract. Our customers may initially purchase the nCino Bank Operating System for client onboarding, loan origination, and/or deposit account opening for a single line of business or geography. Once this initial solution is in production, we seek to deploy additional solutions and expand within and across additional lines of business or geographies. The expansion from our original focus on commercial and small business loan origination to retail loan origination, client onboarding, deposit account opening, and, most recently, analytics and AI/ML solutions, has enhanced our ability to increase adoption of the nCino Bank Operating System by our customers. For fiscal 2022, we had a subscription revenue retention rate of 133% which excludes any impact from SimpleNexus as they were not part of our prior year results. See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Subscription Revenue Retention Rate” for additional information on subscription revenue retention rates.
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of January 31, 2022, we had 270 sales and sales support personnel in the United States, including SimpleNexus, and 77 sales and support personnel in offices outside the United States.
To help customers go live with the nCino Bank Operating System, we offer professional services including configuration and implementation, training, and advisory services. For larger financial institutions, we generally work with SIs such as Accenture, Deloitte, PwC, and West Monroe Partners for the delivery of professional services for the nCino Bank Operating System, while we have historically performed professional services for smaller financial institutions ourselves. We expect larger financial institutions to make up a greater proportion of our nCino Bank Operating System sales and to increasingly outsource professional services for smaller banks and credit unions to SIs in the future. As a result, we expect the mix of our total revenues to become more heavily weighted toward subscription revenues.
To support our growth and capitalize on what we believe is a compelling market opportunity, we have significantly increased our operating expenses across all aspects of our business. In research and development, we have focused on product improvements and the development of new functionality, while simultaneously leveraging the Salesforce Platform such that our development of the nCino Bank Operating System is heavily focused on vertical-specific solutions for financial institutions. Similarly, to grow our customer base, we have invested heavily in sales and marketing both in the United States and internationally. We have also increased our general and administrative spending to support our growing operations and for operating as a public company.
On the Acquisition Date, we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the United States, for an aggregate purchase price of $933.6 million. As a result of the acquisition, SimpleNexus became a wholly owned subsidiary of nCino, Inc. Our consolidated results of operations for fiscal 2022 include the operating results of SimpleNexus from the Acquisition Date. See Note 7 "Business Combinations" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information. SimpleNexus offers a suite of products that enables loan officers, borrowers, real estate agents, settlement agents and others to easily engage in the homeownership process from any internet-enabled device.
Our total revenues were $138.2 million, $204.3 million, and $273.9 million for fiscal 2020, 2021, and 2022, respectively, representing a 40.8% compound annual growth rate. Our revenues for fiscal 2022 includes $3.9 million in revenues from SimpleNexus from the Acquisition Date. Our subscription revenues in fiscal 2020 were $103.3 million or 74.7% of total revenues, $162.4 million or 79.5% of total revenues in fiscal 2021, and $224.9 million or 82.1% of total revenues in fiscal 2022, representing a 47.6% compound annual growth rate. Our subscription-based revenues include $3.7 million from SimpleNexus from the Acquisition Date. Due to our continuing investment in growth, we recorded net losses attributable to nCino in fiscal 2020, 2021, and 2022 of $27.6 million, $40.5 million, and $49.4 million, respectively. Our net loss for fiscal 2022 includes $3.6 million in net losses from SimpleNexus from the Acquisition Date.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 15.9% of total revenues for fiscal 2022. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
Mix of Subscription and Professional Services Revenues. The initial deployment of our solutions by our customers requires a period of implementation and configuration services that can generally range from as little as three months to over 18 months for global financial institutions. As a result, during the initial go-live period for a customer on the nCino Bank Operating System, professional services revenues make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect subscription revenues will make up an increasing proportion of our total revenues as our overall business grows.
Subscription Revenue Retention Rate. We believe that our ability to retain and grow subscription revenues from our existing customers over time strengthens the stability and predictability of our revenue base and is reflective of both the adoption curve of customers and the value we deliver to them. We assess our performance in this area using a metric we refer to as subscription revenue retention rate. We calculate our subscription revenue retention rate as total subscription revenues in a fiscal year from customers who contracted for any of our solutions as of January 31 of the prior fiscal year, expressed as a percentage of total subscription revenues for the prior fiscal year. In accordance with this definition, subscription revenues from customers obtained through an acquisition will first be included in the calculation in the fiscal year subsequent to such acquisition, for the periods they were a customer of nCino. Our subscription revenue retention rate provides insight into the impact on current year subscription revenues of:
•the number and timing of new customers and phased activation of seats purchased by them in prior years, which activation schedules can span several fiscal years for larger contracts;
•expanding adoption of our solutions by our existing customers during the current year, excluding any revenues derived from businesses acquired during such year; and
•customer attrition.
For fiscal 2020, 2021, and 2022, we had subscription revenue retention rates of 147%, 155%, and 133%, respectively, which excludes any impact from SimpleNexus as they were not part of our prior year results. The most significant driver of changes in our subscription revenue retention rate each year has historically been the number of new customers in prior years and the associated phased activation schedules for such customers. As our installed base and associated subscription revenues expanded in recent years, we have seen some moderation of our subscription revenue retention rate. In the future, we expect further moderation to the extent we continue to experience rapid growth. In addition, because larger financial institutions tend to make more sizable purchases with longer activation schedules, we expect variability in our subscription revenue retention rates based on the timing and extent of our continued penetration of this portion of the market. The increase in our subscription revenue retention rate for fiscal 2021 was primarily due to accelerated activation of licenses sold in the year for our PPP and Coronavirus Business Interruption Loan Scheme solutions. The moderation in our subscription revenue retention rate for fiscal 2022 was due to a higher mix of new customer sales with prolonged activation schedules. Our use of subscription revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in adjacent markets may calculate subscription revenue retention rates or similar metrics differently, which reduces its usefulness as a comparative measure.
Long-term ACV Expansion. A key element of our growth strategy is to expand our deployed footprint with a customer after initial adoption. Our customers typically purchase the nCino Bank Operating System for a defined line of business or to support a specific use case and, once deployed, we seek to convince the customer to adopt our solutions within and across additional lines of business. To date, we have been successful in executing our land and expand strategy as a result of the ability of our solutions to streamline workflow, generate meaningful insights for operational improvement, and help drive improved bottom line results. Due to our rapid growth, many of our customers have not yet come up for renewal, so our historical net retention rates may not be predictive of future results. If our customers do not continue to see the ability of our solutions to generate return on investment relative to other available solutions or at all, net retention rates could suffer and our operating results could be adversely affected.
We believe our ACV-based net retention of customers over the long term illustrates our success in executing our land and expand strategy, as it demonstrates growing adoption by existing customers, including price increases but net of attrition. To measure net retention, we categorize customers by the year in which they first contracted for one of our solutions, which we call an annual cohort. For each annual cohort, we measure the total ACV for our most recently completed fiscal year and divide it by the total ACV for such cohort at the end of the initial cohort year. We refer to the resulting quotient as “ACV-based net retention.” In any given period, ACV for a customer represents the annualized subscription fees from the fully activated subscription contracts in effect for such customers at the end of the applicable period. While we expect ACV-based net retention to increase over time for each respective cohort as we execute our land and expand strategy, occasionally ACV-based net retention can moderate from one period to the next, from customer consolidation for example.

The graphic below illustrates our ACV-based net retention for customers initially signed since fiscal 2013, excluding SimpleNexus ACV for comparability. Each individual cohort is not necessarily predictive of other or future cohorts.
Annual Contract Value ("ACV")

ACV-based net retention
FY 2022
NA
1.2X
FY 2021
1.3X
FY 2020
1.8X
FY 2019
1.5X
FY 2018
1.9X
FY 2017
2.3X
FY 2016
2.5X
FY 2015
1.9X
FY 2014
3.6X
FY 2013

COVID-19 Effects on Demand for Our Solutions. To help our customers service demand for PPP loans under the CARES Act beginning in April 2020, we adapted our Small Business Administration loan solution to the requirements of the PPP and rapidly introduced it to the market. Using our PPP solution, since the inception of PPP funding, our financial institution customers have processed hundreds of thousands of applications.
In light of the extraordinary nature of this market demand, we offered our PPP solution on one or two-year terms as well as on a multi-year basis co-terminus with existing contracts. Seats for our PPP solution were activated immediately, which caused subscription revenues from these seats to be recognized sooner than is typical with the phased seat activations usually offered to customers. We believe that the emergency purchases of our PPP solution, coupled with the disruptive effect of COVID-19 on the economy more generally, may have had the effect of moderating revenue growth rates in fiscal 2022. In addition, our revenue growth rates in fiscal 2023 and our subscription revenue retention rates may be adversely affected upon the expiration of access and use rights to our PPP solution to the extent such rights are not re-purposed for other applications.
Continued Investment in Innovation and Growth. We have made substantial investments in product development, sales and marketing, and strategic acquisitions since our inception to achieve a leadership position in our market and grow our revenues and customer base. We intend to continue to increase our investment in product development in the coming years to maintain and build on this advantage. We also intend to invest heavily in sales and marketing both in the United States and internationally to further grow our business and increase our general and administrative spending to support our growing operations and for operating as a public company. As such, to capitalize on the market opportunity we see ahead of us, we expect to continue to optimize our operating plans for revenue growth, and as a result continue experiencing operating losses, for the foreseeable future.
Components of Results of Operations
Revenues
We derive our revenues from subscription and professional services and other revenues.
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing our solutions and maintenance and support services that we generally offer under non-cancellable multi-year contracts, which typically range from three to five years for the nCino Bank Operating System and one to three years for SimpleNexus. Specifically, we offer:
•Client onboarding, loan origination, and deposit account opening applications targeted at a financial institution’s commercial, small business, and retail lines of business, for which we generally charge on a per seat basis.
•nIQ, first introduced in fiscal 2020, for which we generally charge based on the asset size of the customer or on a usage basis.
•Through SimpleNexus, digital homeownership platform uniting people, systems, and stages of the mortgage process into a seamless end-to-end journey for which we generally charge on a per seat basis.
•Maintenance and support services as well as internal-use or “sandbox” development licenses, for which we charge as a percentage of the related subscription fees.
Our subscription revenues are generally recognized ratably over the term of the contract beginning upon activation. For new customers, we may activate a portion of seats at inception of the agreement, with the balance activated at contractually specified points in time thereafter, to pattern our invoicing after the customer’s expected rate of implementation and adoption. Where seats are activated in stages, we charge subscription fees from the date of activation through the anniversary of the initial activation date, and annually thereafter. Subscription fees associated with the nCino Bank Operating System are generally billed annually in advance while subscription fees for SimpleNexus are generally billed monthly in advance. Maintenance and support fees, as well as development licenses, are provided over the same periods as the related subscriptions, so fees are invoiced and revenues are recognized over the same periods. Subscription fees invoiced are recorded as deferred revenue pending recognition as revenues. In certain cases, we are authorized to resell access to Salesforce’s CRM solution along with the nCino Bank Operating System. When we resell such access, we charge a higher subscription price and remit a higher subscription fee to Salesforce for these subscriptions.
Professional Services and Other Revenues. Professional services and other revenues consist of fees for implementation and configuration assistance, training, and advisory services. For enterprise and larger regional financial institutions, we generally work with SIs to provide the majority of implementation services for the nCino Bank Operating System, for which these SIs bill our customers directly. We have historically delivered professional services ourselves for community banks and smaller credit unions and SimpleNexus has historically provided professional services directly to its customers. Revenues for implementation, training, and advisory services are recognized on a proportional performance basis, based on labor hours incurred relative to total budgeted hours. To date, our losses on professional services contracts have not been material. During the initial go-live period for a customer on the nCino Bank Operating System, professional services revenues make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect to see subscription revenues make up an increasing proportion of our total revenues.
Cost of Revenues and Gross Margin
Cost of Subscription Revenues. Cost of subscription revenues primarily consists of fees paid to Salesforce for access to the Salesforce Platform, including Salesforce’s hosting infrastructure and data center operations, along with certain integration fees paid to other third parties. When we resell access to Salesforce’s CRM solution, cost of subscription revenues also includes the subscription fees we remit to Salesforce for providing such access. In addition, cost of subscription revenues include personnel-related costs associated with delivering maintenance and support services, including salaries, benefits and stock-based compensation expense, travel and related costs, amortization of acquired developed technology, and allocated overhead. Our subscription gross margin will vary from period to period as a function of the utilization of support personnel and the extent to which we recognize subscription revenues from the resale of Salesforce’s CRM solution.
Cost of Professional Services and Other Revenues. Cost of professional services and other revenues consists primarily of personnel-related costs associated with delivery of these services, including salaries, benefits and stock-based compensation expense, travel and related costs, and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to direct labor costs. The cost of professional services revenues has increased in absolute dollars as we have added new customer subscriptions that require professional services and built-out our international professional services capabilities. Realized effective billing and utilization rates drive fluctuations in our professional services and other gross margin on a period-to-period basis.
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs. We capitalize incremental costs incurred to obtain contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately four years. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows, other event expenses, amortization of intangible assets, and allocated overhead. We expect sales and marketing expenses will continue to increase as we expand our direct sales teams in the United States and internationally to address our market opportunity.
Research and Development. Research and development expenses consist primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, as well as allocated overhead. Research and development expenses also include the cost of third-party contractors. Research and development costs are expensed as incurred. We expect research and development costs to continue to increase as we develop new functionality and make improvements to our solutions.
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, and allocated overhead, as well as acquisition-related expenses, which primarily consists of third-party expenses related to the acquisition of SimpleNexus, such as legal and other professional services fees. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a publicly-traded company, including legal, audit, and consulting fees.
Non-Operating Income (Expense)
Interest Income. Interest income consists primarily of interest earned on our cash and cash equivalents.
Interest Expense. Interest expense consists primarily of interest related to our financing obligations.
Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency gains and losses, the majority of which is due to intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision (Benefit). Income tax provision consists of federal and state income taxes in the United States and income taxes in foreign jurisdictions. The income tax benefit in the current year is a result of the reduction in our valuation allowance against our U.S. deferred tax assets. We recorded net U.S. deferred tax liabilities through the SimpleNexus acquisition, which was new positive evidence and a source of taxable income in the analysis of the valuation allowance. In accordance with ASC 805-740-30-3, a $24.6 million reduction of the valuation allowance was a component of income tax benefit during fiscal 2022.

Stock-Based Compensation
We have historically recorded stock-based compensation expense associated with stock options in cost of revenues and operating expenses as the related options vest. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as the liquidity-based vesting condition was satisfied upon our initial public offering in July 2020 ("IPO"). Stock-based compensation expense was $5.7 million, $25.2 million, and $28.5 million for fiscal 2020, 2021, and 2022, respectively. After the IPO, stock-based compensation expense for both stock options and RSUs is recognized as the time-based vesting conditions under such awards are met.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables present our selected consolidated statements of operations data for fiscal 2020, 2021, and 2022 in both dollars and as a percentage of total revenues, except as noted.

	Fiscal Year Ended January 31,
($ in thousands, except share and per share amounts)	2020	2021	2022
Revenues:
Subscription revenues	$103,265	$162,439	$224,854
Professional services and other revenues	34,915	41,854	49,011
Total revenues	138,180	204,293	273,865
Cost of revenues:
Cost of subscription revenues	31,062	47,969	64,508
Cost of professional services and other revenues	33,008	40,166	46,905
Total cost of revenues	64,070	88,135	111,413
Gross profit	74,110	116,158	162,452
Operating expenses:
Sales and marketing	44,440	59,731	82,901
Research and development	35,304	58,263	79,363
General and administrative	22,536	40,772	71,545
Total operating expenses	102,280	158,766	233,809
Loss from operations	(28,170)	(42,608)	(71,357)
Non-operating income (expense):
Interest income	988	361	194
Interest expense	—	(130)	(1,514)
Other income (expense), net	33	1,693	(1,277)
Loss before income taxes	(27,149)	(40,684)	(73,954)
Income tax provision (benefit)	586	586	(23,833)
Net loss	(27,735)	(41,270)	(50,121)
Net loss attributable to non-controlling interest	(141)	(1,130)	(1,569)
Adjustment attributable to non-controlling interest	—	396	894
Net loss attributable to nCino, Inc.	$(27,594)	$(40,536)	$(49,446)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.35)	$(0.46)	$(0.51)
Weighted average number of common shares outstanding:
Basic and diluted	78,316,794	87,678,323	96,722,464

The Company recognized stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2020	2021	2022
Cost of subscription revenues	$277	$576	$960
Cost of professional services and other revenues	1,240	4,232	5,195
Sales and marketing	1,260	6,190	7,520
Research and development	1,245	5,463	6,186
General and administrative	1,723	8,747	8,616
Total stock-based compensation expense	$5,745	$25,208	$28,477
The Company recognized amortization expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2020	2021	2022
Cost of subscription revenues	$697	$1,525	$2,604
Sales and marketing	937	1,670	2,303
General and administrative	114	10	—
Total amortization expense	$1,748	$3,205	$4,907

	Fiscal Year Ended January 31,
	2020	2021	2022
Revenues:
Subscription revenues	74.7%	79.5%	82.1%
Professional services and other revenues	25.3	20.5	17.9
Total revenues	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	30.1	29.5	28.7
Cost of professional services and other revenues	94.5	96.0	95.7
Total cost of revenues	46.4	43.1	40.7
Gross profit	53.6	56.9	59.3
Operating expenses:
Sales and marketing	32.2	29.2	30.3
Research and development	25.5	28.5	29.0
General and administrative	16.3	20.0	26.1
Total operating expenses	74.0	77.7	85.4
Loss from operations	(20.4)	(20.8)	(26.1)
Non-operating income (expense):
Interest income	0.7	0.2	0.1
Interest expense	—	(0.1)	(0.6)
Other income (expense), net	—	0.8	(0.5)
Loss before income taxes	(19.7)	(19.9)	(27.1)
Income tax provision (benefit)	0.4	0.3	(8.7)
Net loss	(20.1)%	(20.2)%	(18.4)%

Comparison of the Fiscal Years Ended January 31, 2021 and 2022
Revenues

	Fiscal Year Ended January 31,
($ in thousands)	2021		2022
Revenues:
Subscription revenues	$162,439	79.5%	$224,854	82.1%
Professional services and other revenues	41,854	20.5	49,011	17.9
Total revenues	$204,293	100.0%	$273,865	100.0%
Subscription Revenues
Subscription revenues increased $62.4 million for fiscal 2022 compared to fiscal 2021, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisition of SimpleNexus, and growth from existing customers within and across lines of business. Of the increase, 78.6% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, 15.6% was attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period, and 5.9% was attributable to revenues from SimpleNexus. Subscription revenues were 82.1% of total revenues for fiscal 2022 compared to 79.5% of total revenues for fiscal 2021, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $7.2 million for fiscal 2022 compared to fiscal 2021, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
($ in thousands)	2021		2022
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$47,969	29.5%	$64,508	28.7%
Cost of professional services and other revenues	40,166	96.0	46,905	95.7
Total cost of revenues	$88,135	43.1	$111,413	40.7
Gross profit	$116,158	56.9%	$162,452	59.3%
Cost of Subscription Revenues
Cost of subscription revenues increased $16.5 million for fiscal 2022 compared to fiscal 2021, generating a gross margin for subscription revenues of 71.3% compared to a gross margin of 70.5% for fiscal 2021. Costs related to Salesforce user fees increased $10.8 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $3.2 million as we added new employees. Other costs of subscription revenues increased $1.1 million due to other data center costs. Amortization expense for acquired developed technology increased $1.1 million related to the acquisition of SimpleNexus. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $6.7 million for fiscal 2022 compared to fiscal 2021, generating a gross margin for professional services and other revenues of 4.3% compared to a gross margin of 4.0% for fiscal 2021. For fiscal 2022, personnel costs increased $6.0 million for the professional services team compared to the prior year period due to increased headcount. The increase in cost of professional services and other revenues also included an increase of $0.4 million in allocated overhead costs due to growth supporting our continued business expansion and an increase of $0.4 million in third party professional fees. The increase in our professional services and other gross margin for fiscal 2022 was primarily due to an improved mix and use of our billable resources on our professional services teams.
We expect the cost of professional services and other revenues to increase in absolute dollars in the near term as we add new customer subscriptions where we provide professional services.
Operating Expenses

	Fiscal Year Ended January 31,
($ in thousands)	2021		2022
Operating expenses:
Sales and marketing	$59,731	29.2%	$82,901	30.3%
Research and development	58,263	28.5	79,363	29.0
General and administrative	40,772	20.0	71,545	26.1
Total operating expenses	158,766	77.7	233,809	85.4
Loss from operations	$(42,608)	(20.8)%	$(71,357)	(26.1)%
Sales and Marketing
Sales and marketing expenses increased $23.2 million for fiscal 2022 compared to fiscal 2021, primarily due to an increase of $18.2 million in personnel costs resulting mainly from an increase in headcount on the sales and marketing teams. Also contributing to the increase in personnel costs was expatriate tax equalization expenses of $2.7 million. Amortization expense for acquired customer relationships and trade name increased $0.6 million related to the acquisition of SimpleNexus. The increase in sales and marketing expenses also included an increase of $2.6 million in marketing costs, an increase of $0.7 million in sales-related travel costs, and an increase of $0.9 million in allocated overhead costs.
Our sales and marketing headcount grew by 160 from January 31, 2021 to January 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.
Research and Development
Research and development expenses increased $21.1 million for fiscal 2022 compared to fiscal 2021, primarily due to an increase of $17.1 million in personnel costs resulting mainly from an increase in headcount, a $1.6 million increase in third party professional fees attributable to an increase in contract research and development spend, and a $2.2 million increase in allocated overhead costs due to growth supporting our continued business expansion.
Our research and development headcount grew by 206 from January 31, 2021 to January 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect research and development expenses to increase in absolute dollars due to higher headcount as we continue to develop new, and further enhance our current solutions.
General and Administrative
General and administrative expenses increased $30.8 million for fiscal 2022 compared to fiscal 2021. Personnel costs increased $5.9 million primarily from additional headcount as we continued to scale our business. Also contributing to the increase in personnel costs was employer taxes associated with the exercise of certain stock-based transactions of $0.9 million. Third party professional fees increased $20.4 million for fiscal 2022 compared to the fiscal 2021, mainly attributable to a $10.3 million increase in fees and expenses related to the government antitrust investigation and related civil action disclosed in Item 3 "Legal Proceedings" of Part I of this Annual Report on Form 10-K (the "Antitrust Matters") and approximately $10.0 million related to the acquisition of SimpleNexus. Allocated overhead and other general and administrative costs increased $3.9 million, which includes an increase in insurance costs associated with being a public company, and an increase in travel-related costs of $0.4 million.
Our general and administrative headcount grew by 64 from January 31, 2021 to January 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth, fees and expenses related to the Antitrust Matters, and additional expenses of being a public company.

Non-Operating Income (Expense)

	Fiscal Year Ended January 31,
($ in thousands)	2021		2022
Interest income	$361	0.2%	$194	0.1%
Interest expense	(130)	(0.1)	(1,514)	(0.6)
Other income (expense), net	1,693	0.8	(1,277)	(0.5)
Interest income decreased $0.2 million for fiscal 2022 compared to fiscal 2021, primarily due to a decrease in interest rates. Interest expense increased $1.4 million due to a full year of expense and a larger balance on our financing obligations for leases for which we are considered the owners for accounting purposes. The decrease of $3.0 million in other income (expense), net was primarily driven by intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision (Benefit)

	Fiscal Year Ended January 31,
($ in thousands)	2021		2022
Income tax provision (benefit)	$586	0.3%	$(23,833)	(8.7)%
Income tax benefit was $23.8 million for fiscal 2022 compared to a provision of $0.6 million for fiscal 2021 and resulted in an effective tax rate of 32.2% compared to (1.4)% in the prior fiscal year.
Prior to the SimpleNexus acquisition, we reflected a net U.S. deferred tax asset which is offset with a valuation allowance. On the Acquisition Date, we recorded net U.S. deferred tax liabilities, most of which relate to identifiable intangible assets. Management evaluated this positive evidence and determined a portion of these deferred tax liabilities allowed us to recognize $24.6 million of the Company’s U.S. deferred tax assets, which results in a reduction of the valuation allowance. In accordance with ASC 805-740-30-3, we reflected the reduction of the valuation allowance as a component of income tax benefit at the date of the acquisition, and during fiscal 2022.
We continue to maintain a valuation allowance against our deferred tax assets in most jurisdictions, including the U.S. We operate in several foreign jurisdictions without a valuation allowance against our deferred tax balances.
Beginning with fiscal 2023, we will be required to adhere to Internal Revenue Code Section 174, as amended by the Tax Cuts and Jobs Act of 2017. For U.S. income tax purposes, the option to currently deduct research and development expenditures is no longer available and requires taxpayers to capitalize and amortize these expenditures over either a five- or fifteen-year period. This will result in the repartition of our deferred tax asset balances from net operating losses and tax credit carryforwards to non-tax attribute deferred tax balances. In addition, this could reduce our operating cash flows in future periods through cash remittances of U.S. federal and state income tax.
Effects of COVID-19
COVID-19 began affecting our business in our first quarter fiscal 2021. To date, we have not experienced a material increase in customers’ delaying purchase decisions or cancellations nor have we had a material impact from vendors and third-party service providers we rely on. Beginning in mid-March 2020, we implemented a company-wide work-from-home requirement for all of our employees and suspended all work-related travel. We have eased some of these restrictions, and now operate under a hybrid work model which allows for voluntary work-related travel. Employees have the choice to work remotely, voluntarily at an nCino office building location, or both, subject to health and safety protocols and any local ordinances. To the extent COVID-19 has measurably affected our historical financial results, we have noted such effects in the discussion above. We are aware that there are effects of the COVID-19 pandemic in terms of efficiency, productivity, workforce retention and other matters that are not directly measurable. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the ultimate duration, severity and spread of the pandemic, the effectiveness of COVID-19 vaccinations, the effects of the pandemic on financial institutions generally as well as on our customers, their clients and on our business partners in particular, restrictions on travel and other actions that may be taken by governmental authorities and other factors. For further information, please see Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—COVID-19 Effects on Demand for Our

Solutions,” and Item 1A in Part I of this Annual Report on Form 10-K, “Risk Factors—Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business, and results of operations.”
Comparison of the Fiscal Years Ended January 31, 2020 and 2021
Revenues

	Fiscal Year Ended January 31,
($ in thousands)	2020		2021
Revenues:
Subscription revenues	$103,265	74.7%	$162,439	79.5%
Professional services and other revenues	34,915	25.3	41,854	20.5
Total revenues	$138,180	100.0%	$204,293	100.0%
Subscription Revenues
Subscription revenues increased $59.2 million for fiscal 2021 compared to fiscal 2020, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisitions of Visible Equity and FinSuite, and growth from existing customers within and across lines of business. Of the increase, 85.5% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, 8.9% was attributable to revenues from Visible Equity and FinSuite, and 5.6% was attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period. Subscription revenues were 79.5% of total revenues for fiscal 2021, compared to 74.7% of total revenues for fiscal 2020, reflecting growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $6.9 million for fiscal 2021 compared to fiscal 2020, primarily due to the addition of new customers, as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. For fiscal 2021, $0.4 million of professional services and other revenues was reimbursable travel and expense related to professional services projects at customer locations compared to $2.9 million for fiscal 2020.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
($ in thousands)	2020		2021
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$31,062	30.1%	$47,969	29.5%
Cost of professional services and other revenues	33,008	94.5	40,166	96.0
Total cost of revenues	$64,070	46.4	$88,135	43.1
Gross profit	$74,110	53.6%	$116,158	56.9%
Cost of Subscription Revenues
Cost of subscription revenues increased $16.9 million for fiscal 2021 compared to fiscal 2020, generating a gross margin for subscription revenues of 70.5% compared to a gross margin of 69.9% for fiscal 2020. Costs related to Salesforce user fees increased $12.0 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $2.3 million as we added new employees. Stock-based compensation expense for RSUs increased $0.4 million, mostly attributable to RSUs being recognized upon the effective date of our IPO and also additional vesting of RSUs since the effective date of the IPO. Amortization expense for acquired developed technology related to the acquisitions of Visible Equity and FinSuite increased $0.8 million due to amortization expense during the full period for fiscal 2021. Other costs of subscription revenues increased $1.2 million due to data services purchased for resale. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.

Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $7.2 million for fiscal 2021 compared to fiscal 2020, generating a gross margin for professional services and other revenues of 4.0% compared to a gross margin of 5.5% for fiscal 2020. Excluding the effect of additional stock-based compensation expense, mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO, gross margin for professional services and other revenues for fiscal 2021 was 12.2%. For fiscal 2021, personnel costs increased $6.6 million for the professional services team compared to the prior year period due to increased headcount. Stock-based compensation expense for RSUs increased $3.4 million mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO. Allocated overhead costs increased $0.7 million compared to the prior year period due to growth supporting our continued business expansion. These increases were partially offset by a $2.5 million decrease in reimbursable travel and related expenses, and a $0.9 million decrease in non-reimbursable, travel and related expenses for the professional service team due to COVID-19-related travel restrictions. Without the effect of the additional stock-based compensation expense, our professional services and other gross margin increase for fiscal 2021 was primarily due to the decrease in aforementioned non-reimbursable travel and effective billing rates.
Operating Expenses

	Fiscal Year Ended January 31,
($ in thousands)	2020		2021
Operating expenses:
Sales and marketing	$44,440	32.2%	$59,731	29.2%
Research and development	35,304	25.5	58,263	28.5
General and administrative	22,536	16.3	40,772	20.0
Total operating expenses	102,280	74.0	158,766	77.7
Loss from operations	$(28,170)	(20.4)%	$(42,608)	(20.8)%
Sales and Marketing
Sales and marketing expenses increased $15.3 million for fiscal 2021 compared to fiscal 2020, primarily due to an increase of $12.7 million in personnel costs resulting from an increase in headcount on the sales and marketing teams. Stock-based compensation expense for RSUs increased $5.1 million, mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs from the effective date of the IPO. Our sales and marketing headcount grew from 221 at January 31, 2020 to 258 at January 31, 2021. The increase in sales and marketing expenses also included a $1.1 million increase in allocated overhead costs and a $0.7 million increase in outside consulting fees due to growth supporting our continued business expansion. Amortization expense for acquired customer relationships related to the acquisition of Visible Equity increased $0.7 million due to amortization expense during the full period for fiscal 2021. The increase in sales and marketing expenses for fiscal 2021 was partially offset by a decrease of $0.7 million in marketing costs and a decrease of $4.3 million in sales-related travel costs due to COVID-19-related travel restrictions.
Research and Development
Research and development expenses increased $23.0 million for fiscal 2021 compared to fiscal 2020, primarily due to an increase of $14.6 million in personnel costs resulting from a continued increase in headcount and a $1.8 million increase in allocated overhead costs due to growth supporting our continued business expansion. Our research and development headcount grew from 265 at January 31, 2020 to 379 at January 31, 2021. Stock-based compensation expense for RSUs increased $4.5 million, mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO. Third party professional fees increased $2.5 million for fiscal 2021 compared to the fiscal 2020, attributable to an increase of contract research and development spend. The increase in research and development expenses for fiscal 2021 was partially offset by a decrease of $0.4 million in travel costs due to COVID-19-related travel restrictions.
General and Administrative
General and administrative expenses increased $18.2 million for fiscal 2021 compared to fiscal 2020, primarily due to stock-based compensation expense for RSUs of $8.1 million mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO, partially offset by $1.2 million of stock-

based compensation expense for the accelerated vesting of an executive's stock options for fiscal 2020 that did not occur for fiscal 2021. Personnel costs increased $4.7 million from increased headcount as we continued to scale our business. Our general and administrative headcount grew from 102 at January 31, 2020 to 125 at January 31, 2021. Third party professional fees increased $2.3 million for fiscal 2021 compared to the fiscal 2020, mostly attributable to costs related to the IPO, the secondary offering completed in October 2020, and costs associated with being a public company. Allocated overhead and other general and administrative costs increased $5.1 million, which consisted primarily of a $2.7 million increase in insurance costs associated with being a public company, tax related fees and assessments, license fees, charitable contributions, and bad debt expense. The increase in general and administrative expenses for fiscal 2021 was partially offset by a decrease of $0.7 million in travel costs due to COVID-19-related travel restrictions.
Non-Operating Income (Expense)

	Fiscal Year Ended January 31,
($ in thousands)	2020		2021
Interest income	$988	0.7%	$361	0.2%
Interest expense	—	—	(130)	(0.1)
Other income (expense), net	33	—	1,693	0.8
Interest income decreased $0.6 million for fiscal 2021 compared to fiscal 2020, primarily due to a decrease in interest rates. We entered into a new lease in November 2020 for our headquarters, for which we are considered the owners for accounting purposes, which resulted in an increase of $0.1 million in interest expense on our financing obligation for fiscal 2021. The increase of $1.7 million in other income (expense), net was primarily driven by intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Fiscal Year Ended January 31,
($ in thousands)	2020		2021
Income tax provision	$586	0.4%	$586	0.3%
Income tax provision consists of federal and state income taxes in the United States and income taxes in foreign jurisdictions. Income tax provision was $0.6 million for both fiscal 2021 and fiscal 2020. The effective tax rate was (1.4)% for fiscal 2021 compared to (2.2)% in the prior fiscal year.
Non-GAAP Financial Measure
In addition to providing financial measurements based on generally accepted accounting principles in the United States of America ("GAAP"), we provide an additional financial metric that is not prepared in accordance with GAAP ("non-GAAP"). Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, and to evaluate our financial performance. We believe that this non-GAAP financial measure helps us to identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of the non-GAAP financial measure.
Accordingly, we believe that this financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, and enhancing the overall understanding of our past performance and future prospects. Although the calculation of non-GAAP financial measures may vary from company to company, our detailed presentation may facilitate analysis and comparison of our operating results by management and investors with other peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results in their public disclosures. This non-GAAP financial measure is Non-GAAP operating loss, as discussed below.
Non-GAAP operating loss. Non-GAAP operating loss is defined as loss from operations as reported in our consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses for SimpleNexus, and expenses related to the Antitrust Matters. Non-GAAP operating loss is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating loss eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense). We do not believe SimpleNexus acquisition-related expenses and fees and expenses related to the Antitrust Matters are indicative of the Company's ongoing operating performance and hinder comparability with prior and future performance.
This non-GAAP financial measure does not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures because they do not include all of the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other measures to evaluate their performance, or may calculate non-GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.
The following table reconciles non-GAAP operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Fiscal Year Ended January 31,
($ in thousands)	2020	2021	2022
GAAP loss from operations	$(28,170)	$(42,608)	$(71,357)
Adjustments
Amortization of intangible assets	1,748	3,205	4,907
Stock-based compensation expense	5,745	25,208	28,477
Acquisition-related expenses	—	—	10,006
Fees and expenses related to the Antitrust Matters	—	—	10,326
Total adjustments	7,493	28,413	53,716
Non-GAAP operating loss	$(20,677)	$(14,195)	$(17,641)
Liquidity and Capital Resources
As of January 31, 2022, we had $88.0 million in cash and cash equivalents, and an accumulated deficit of $209.6 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.
To date, we have funded our capital needs through issuances of common stock and collections from our customers. In July 2020, we closed our IPO of 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' options to purchase additional shares) at a public offering price of $31.00 per share, resulting in aggregate net proceeds to us of $268.4 million after deducting underwriting discounts and commissions. We used a majority of the proceeds which were in our cash and cash equivalents on the balance sheet to consummate the acquisition of SimpleNexus. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings. In addition, our advanced billing and collection coupled with our recent growth has resulted in our cash used in operating activities generally being less than our net operating losses in recent periods.
On February 11, 2022, we entered into a credit agreement for a senior secured revolving credit facility of up to $50.0 million. We drew an amount of $20.0 million under such credit facility in February 2022. See Note 18 "Subsequent Event" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
We believe that current cash and cash equivalents as well as borrowings available under the revolving credit facility that we entered into in February 2022 will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, investments in office facilities and other capital expenditure requirements, and any potential future acquisitions. We expect capital expenditures will be appreciably higher in absolute dollars in the next 12 months for planned office build-outs compared to prior fiscal years to accommodate our growth. We may from time-to-time seek to raise additional capital to support our growth.

Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2021 and January 31, 2022, the redeemable non-controlling interest was $3.8 million and $2.9 million, respectively.
Cash Flows
Summary Cash Flow information for fiscal 2020, 2021, and 2022 are set forth below.

	Fiscal Year Ended January 31,
($ in thousands)	2020	2021	2022
Net cash provided by (used in) operating activities	$(8,998)	$9,222	$(19,229)
Net cash used in investing activities	(58,027)	(4,338)	(278,488)
Net cash provided by financing activities	84,091	274,121	15,922
Net Cash Provided by (Used in) Operating Activities
The $19.2 million we used in operating activities in fiscal 2022 was driven by our net loss of $50.1 million, partially offset by $24.5 million in a non-cash benefit and $6.4 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, deferred income taxes, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, noncash operating lease costs, and foreign currency losses related to intercompany loans and transactions. Cash generated by working capital accounts was principally a function of a $24.3 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, a $7.3 million increase in accrued expenses and other current liabilities, and a $4.4 million increase in accounts payable. The cash generated by working capital accounts was partially offset by a $13.5 million increase in accounts receivable due to the timing of collections from customers, payments of $11.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a decrease of $2.6 million in operating lease liabilities, and a $2.5 million increase in prepaid expenses and other assets.
The $9.2 million provided by operating activities in fiscal 2021 reflects our net loss of $41.3 million, offset by $35.9 million in non-cash charges and $14.6 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts, partially offset by foreign currency gains related to intercompany loans and transactions. Cash generated by working capital accounts was principally a function of a $30.3 million increase in deferred revenue as we expanded our customer base and renewed existing customers, a $6.7 million increase in accrued expenses and other current liabilities, and a $1.3 million increase in accounts payable. The cash generated by working capital accounts was partially offset by an increase of $11.4 million in accounts receivable due to the timing of collections from customers, payments of $9.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, and a $3.3 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
The $278.5 million used in investing activities in fiscal 2022 comprised of $269.0 million used for the acquisition of SimpleNexus, $5.5 million used for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $4.0 million used for the purchase of an investment. We used $4.3 million in investing activities in fiscal 2021 for the purchase of property and equipment and leasehold improvements to support the expansion of our business.

Net Cash Provided by Financing Activities
The $15.9 million provided by financing activities in fiscal 2022 comprised principally of $13.9 million of proceeds from the exercise of stock options and $2.5 million in proceeds from stock issuances under the employee stock purchase plan, partially reduced by stock issuance costs of $0.2 million for shares issued in consideration for the SimpleNexus acquisition and principal payments of $0.3 million on a financing obligation for a lease arrangement that we are considered the owners for accounting purposes. The $274.1 million provided by financing activities in fiscal 2021 was comprised principally of $268.4 million in proceeds from the IPO in July 2020, net of underwriting discounts and commissions, and $8.7 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by payments of $2.8 million in costs related to the IPO and payments of $0.2 million in November 2020 for the cash portion of contingent consideration related to our acquisition of FinSuite in fiscal 2020.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, and financing obligations for leases for which we are considered the owners for accounting purposes. See Note 14 "Leases" and Note 15 "Commitments and Contingencies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
On February 11, 2022, we entered into a credit agreement for a senior secured revolving credit facility of up to $50.0 million. See Note 18 "Subsequent Event" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be significant.
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 "Summary of Significant Accounting Policies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
Revenue Recognition
We derive our revenues from subscriptions and professional services. We recognize revenues when a contract exists between the Company and a customer and upon transfer of control of promised products or services to such customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of subscriptions and professional services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as subscriptions, services and support, accounted for as a single performance obligation. Revenues are recognized net of allowances and any taxes collected from customers, which are subsequently remitted to governmental authorities.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;

•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenues when, or as, the Company satisfies a performance obligation
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to our solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, which we believe best reflects the manner in which our customers utilize our subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time and, as a result, are accounted for as a service contract. Generally, our subscription contracts for the nCino Bank Operating System are three years or longer in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. Subscription contracts for SimpleNexus typically range from one to three years and are generally billed monthly in advance. Any subscription arrangements that are cancelable generally have penalty clauses.
Professional Services and Other Revenues
Professional services and other revenues primarily consist of fees for deployment, configuration, and optimization services, as well as training. The majority of our professional services contracts are billed on a fixed price basis, and revenues are recognized over time based on a proportional performance methodology which utilizes input methods. A portion of our professional services contracts are billed on a time and materials basis and revenues are recognized over time as the services are performed.
Contracts with Multiple Performance Obligations
Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical sales, and contract prices. As our go-to-market strategies evolve, we may modify its pricing practices in the future, which could result in changes to SSP.
Given the variability of pricing, we use a range of SSP. We determine the SSP range using information that may include market conditions or other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of products and services by customer size.
Remaining performance obligations ("RPOs") represent contracted revenues that have not yet been recognized, including deferred revenue and unbilled amounts that we expect will be recognized as revenues in future periods. Our reported RPO balance is influenced by several factors, including the timing of renewals, average contract terms, and foreign currency exchange rates. Because we often enter into large, multi-year contracts and the timing of renewal of these contracts varies by customer, our reported RPOs may fluctuate significantly from period to period, and we do not believe this measure is a useful gauge of our future performance. For these reasons, we do not use RPOs as a tool for managing our business.
Business Combinations
We use our best estimates and assumptions to assign fair value to tangible and intangible assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. While we use our best estimates and assumptions, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets have different lives.

Income Taxes
Accrued income taxes are reported as a component of either accounts receivable or other accrued liabilities, as appropriate, in our consolidated balance sheets and reflect our estimate of income taxes to be paid or received.
Deferred income taxes represent the amount of future income taxes to be paid or refunded and are accounted for using the asset and liability method. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. We recognize deferred tax assets for temporary deductible differences and deferred tax liabilities for temporary taxable differences. Deferred tax assets are also recorded for any tax attributes, such as net operating losses and tax credit carryforwards.
A valuation allowance is provided against a deferred tax asset when we determine that it is more likely than not that all, or a portion of, the balance will not be realized. This requires management to utilize significant judgement and the use of estimates. Any realization of the Company’s deferred tax assets is based upon the evaluation of four sources of taxable income, the future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and tax-planning strategies. At January 31, 2022, we determined that it is more likely than not that the majority of our deferred tax assets will not be realized and as such, recorded a valuation allowance of $109.0 million against our deferred tax assets of $157.3 million as of that date.
The Company is subject to income tax in the United States, multiple state and local jurisdictions and various foreign countries. The tax laws and regulations in each jurisdiction may be interpreted differently in certain situations, which could result in differing financial results. The Company is required to exercise judgement regarding the application of these tax laws and regulations. Through this judgement process, the Company will evaluate and recognize any tax liabilities related to any income tax uncertainties. Due to the complexity of any uncertainty, the ultimate resolution may result in a remittance that is different from the current estimate of any tax liabilities.
Leases
The Company determines if an arrangement is or contains a lease at the inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single lease component for its facilities and equipment leases. The Company did not have any finance leases as of January 31, 2022.
Operating lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term reflects the noncancelable period of the lease together with options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Variable costs, such as common area maintenance costs, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. The Company's leases do not generally provide an implicit rate; therefore, the Company uses its incremental borrowing rate in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. Lease expense for such leases is recognized on a straight-line basis over the lease term.
Stock-Based Compensation
Stock-based compensation expense related to employees is measured based on the grant-date fair value of the awards. We establish fair value as the measurement objective in accounting for share-based payment transactions and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting term of four years for stock options and RSUs and six months for shares issued pursuant to our Employee Stock Purchase Plan ("ESPP") which had its first offering period in fiscal 2022. Stock-based compensation is recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture rate is revised. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.
The fair value of each stock option or ESPP share is estimated on the grant date using the Black-Scholes option-pricing model. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield, and risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates. These assumptions and estimates are as follows:
•Fair Value of Common Stock. For stock options issued prior to the IPO, due to the stock not being publicly traded, we estimated the fair value of common stock based on contemporaneous valuations and other factors deemed relevant by management. No stock options have been issued since the IPO. We use the market closing price of our common stock as reported on NASDAQ for shares issued pursuant to our ESPP.
•Expected Term. The expected term of employee stock options reflects the period for which the Company believes the option will remain outstanding. To determine the expected term, we generally apply the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The expected term for the ESPP award approximates the offering period of six months.
•Expected Volatility. For stock options issued prior to the IPO, we based expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term. We use historical volatility of the Company's common stock for shares issued pursuant to our ESPP.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently intend to pay cash dividends in the foreseeable future. As a result, we used an expected dividend yield of zero.
•Risk-Free Interest Rates. We base the risk-free interest rate on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the option grant at the date nearest the option grant date.
RSUs issued prior to our IPO were subject to time-based and performance-based vesting conditions. RSUs issued subsequent to our IPO vest upon the satisfaction of a time-based condition only. These RSUs are generally earned over a service period of four years and the compensation expense related to these awards is based on the grant date fair value of the underlying common stock and is recognized on a ratable basis over the applicable service period.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted if applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At January 31, 2022, we had cash, cash equivalents and restricted cash of $88.4 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Bloomberg Short Term Bank Yield Index ("BSBY") rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. See Note 18, "Subsequent Event" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in “Non-operating income (expense), Other” in our consolidated statements of operations. Furthermore, our customers outside of the United States typically pay us in local currency. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nCino, Inc. (the Company) as of January 31, 2021 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes, as well as the financial statement schedule listed in the Index at Item 15.2. (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition

Description of the Matter
As discussed in Note 2, the Company derives revenues primarily from subscription services and professional services. Revenues are recognized when a contract exists between the Company and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of subscription and professional services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as subscription services and support, accounted for as a single performance obligation. For contracts that contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis.

Auditing the Company’s accounting for revenue recognition was challenging given the considerations required to evaluate the terms and conditions in the customer contracts and to identify distinct performance obligations, and the estimation of the standalone selling price (SSP) of each performance obligation which is based in part on customer pricing, customer demographic and geographic area where services are sold. The combination of these factors resulted in a significant level of audit effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including controls designed to mitigate the risk of override of controls. This included testing controls over management’s review of customer contracts and review of manual revenue journal entries.

To test the Company’s accounting for revenue recognition, we performed audit procedures that included, among others, data analytics to validate that the revenue recorded correlated to the deferred revenue and accounts receivable amounts and the accounts receivable amounts ultimately settled in cash. Our audit procedures also included selecting a sample of revenue transactions and evaluating contract terms and conditions in accordance with ASC 606. This testing included reperforming the Company’s allocation of transaction price to the respective performance obligations, testing management’s SSP assumptions and calculations, as well as testing the mathematical accuracy and underlying data including its completeness, used in the calculations. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.
Raleigh, North Carolina
March 31, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited nCino, Inc.’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, nCino, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SimpleNexus, LLC, acquired on January 7, 2022, which is included in the fiscal 2022 consolidated financial statements of the Company and accounted for approximately 1.3% of total assets as of January 31, 2022 and 1.4% of revenues and 7.3% of net loss for the fiscal year ended January 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SimpleNexus, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of January 31, 2021 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes, as well as the financial statement schedule listed in the Index at Item 15.2., and our report dated March 31, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 31, 2022

nCino, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2021	January 31, 2022
Assets
Current assets
Cash and cash equivalents (VIE: $7,425 and $4,183 at January 31, 2021 and January 31, 2022, respectively)	$371,425	$88,014
Accounts receivable, less allowance for doubtful accounts of $88 and $151 at January 31, 2021 and January 31, 2022, respectively	55,517	74,528
Costs capitalized to obtain revenue contracts, current portion, net	4,864	7,583
Prepaid expenses and other current assets	10,425	13,384
Total current assets	442,231	183,509
Property and equipment, net	29,943	60,677
Operating lease right-of-use assets, net	—	13,170
Costs capitalized to obtain revenue contracts, noncurrent, net	10,191	16,403
Goodwill	57,149	841,487
Intangible assets, net	23,137	180,122
Investment	—	4,031
Other long-term assets	750	1,615
Total assets	$563,401	$1,301,014
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$1,634	$11,366
Accounts payable, related party[1]	4,363	—
Accrued compensation and benefits	15,885	21,454
Accrued expenses and other current liabilities	4,142	14,744
Deferred rent, current portion	203	—
Deferred revenue, current portion	89,141	122,643
Financing obligations, current portion	324	621
Operating lease liabilities, current portion	—	3,548
Total current liabilities	115,692	174,376
Operating lease liabilities, noncurrent	—	11,198
Deferred income taxes, noncurrent	368	1,675
Deferred rent, noncurrent	1,486	—
Deferred revenue, noncurrent	946	44
Financing obligations, noncurrent	15,939	33,478
Construction liability, noncurrent	—	9,736
Total liabilities	134,431	230,507
Commitments and contingencies (Notes 9, 15, 16 and 18)
Redeemable non-controlling interest (Note 3)	3,791	2,882
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2021 and January 31, 2022	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2021 and January 31, 2022; 93,643,759 and 109,778,542 shares issued and outstanding as of January 31, 2021 and January 31, 2022, respectively	47	55
Additional paid-in capital	585,956	1,277,258
Accumulated other comprehensive income (loss)	240	(72)
Accumulated deficit	(161,064)	(209,616)
Total stockholders’ equity	425,179	1,067,625
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$563,401	$1,301,014
1See Note 16 "Related-Party Transactions".
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2020	2021	2022
Revenues
Subscription (related parties $7,768, $2,439, and $0, respectively)	$103,265	$162,439	$224,854
Professional services and other	34,915	41,854	49,011
Total revenues	138,180	204,293	273,865
Cost of revenues
Subscription (related party $22,844, $34,831, and $41,404, respectively)[1]	31,062	47,969	64,508
Professional services and other	33,008	40,166	46,905
Total cost of revenues	64,070	88,135	111,413
Gross profit	74,110	116,158	162,452
Operating expenses
Sales and marketing	44,440	59,731	82,901
Research and development	35,304	58,263	79,363
General and administrative	22,536	40,772	71,545
Total operating expenses	102,280	158,766	233,809
Loss from operations	(28,170)	(42,608)	(71,357)
Non-operating income (expense)
Interest income	988	361	194
Interest expense	—	(130)	(1,514)
Other income (expense), net	33	1,693	(1,277)
Loss before income taxes	(27,149)	(40,684)	(73,954)
Income tax provision (benefit)	586	586	(23,833)
Net loss	(27,735)	(41,270)	(50,121)
Net loss attributable to redeemable non-controlling interest (Note 3)	(141)	(1,130)	(1,569)
Adjustment attributable to redeemable non-controlling interest (Note 3)	—	396	894
Net loss attributable to nCino, Inc.	$(27,594)	$(40,536)	$(49,446)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.35)	$(0.46)	$(0.51)
Weighted average number of common shares outstanding:
Basic and diluted	78,316,794	87,678,323	96,722,464
1See Note 9 "Reseller Agreement" and Note 16 "Related-Party Transactions".
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2020	2021	2022
Net loss	$(27,735)	$(41,270)	$(50,121)
Other comprehensive income (loss):
Foreign currency translation	(403)	817	(568)
Other comprehensive income (loss)	(403)	817	(568)
Comprehensive loss	(28,138)	(40,453)	(50,689)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(141)	(1,130)	(1,569)
Foreign currency translation attributable to redeemable non-controlling interest	(16)	169	(256)
Comprehensive loss attributable to redeemable non-controlling interest	(157)	(961)	(1,825)
Comprehensive loss attributable to nCino, Inc.	$(27,981)	$(39,492)	$(48,864)
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 31, 2019	—	$—	70,186,189	$35	5,701,435	$3	$170,771	$(21)	$(104,752)	$66,036
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	—	—	—	—	—	11,422	11,422
Stock issuance, net of issuance costs of $52	—	—	3,448,276	2	229,885	—	79,946	—	—	79,948
Stock issuance related to business combinations	—	—	1,502,772	1	—	—	25,203	—	—	25,204
Contingent consideration related to business combinations	—	—	—	—	—	—	5,857	—	—	5,857
Exercise of stock options	—	—	458,770	—	(1)	—	1,042	—	—	1,042
Stock-based compensation	—	—	—	—	—	—	5,745	—	—	5,745
Other comprehensive loss	—	—	—	—	—	—	—	(387)	—	(387)
Net loss attributable to nCino, Inc.	—	—	—	—	—	—	—		(27,594)	(27,594)
Balance, January 31, 2020	—	—	75,596,007	38	5,931,319	3	288,564	(408)	(120,924)	167,273
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—		(4,534)	—	—	(4,534)
Exercise of stock options	1,983,169	1	325,530	—	—	—	8,744	—	—	8,745
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock issuance upon vesting of restricted stock units	253,042	—	—	—	—	—	—	—	—	—
Stock issuance for contingent consideration	285,692	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	25,208	—	—	25,208
Other comprehensive income	—	—	—	—	—	—	—	648	—	648
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(396)	—	(40,140)	(40,536)
Balance, January 31, 2021	93,643,759	47	—	—	—	—	585,956	240	(161,064)	425,179
Stock issuance related to business combination, net of issuance costs of $210	12,762,146	7	—	—	—	—	647,292	—	—	647,299
Exercise of stock options	2,758,904	1	—	—	—	—	13,906	—	—	13,907
Stock issuance upon vesting of restricted stock units	559,191	—	—	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	54,542	—	—	—	—	—	2,543	—	—	2,543
Stock-based compensation	—	—	—	—	—	—	28,455	—	—	28,455
Other comprehensive loss	—	—	—	—	—	—	—	(312)	—	(312)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(894)	—	(48,552)	(49,446)
Balance, January 31, 2022	109,778,542	$55	—	$—	—	$—	$1,277,258	$(72)	$(209,616)	$1,067,625
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2020	2021	2022
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(27,594)	$(40,536)	$(49,446)
Net loss and adjustment attributable to redeemable non-controlling interest	(141)	(734)	(675)
Net loss	(27,735)	(41,270)	(50,121)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,609	7,431	10,006
Non-cash operating lease costs	—	—	2,534
Amortization of costs capitalized to obtain revenue contracts	3,243	4,682	5,779
Stock-based compensation	5,745	25,208	28,477
Deferred income taxes	195	168	(24,280)
Provision for (recovery of) bad debt	(105)	100	90
Net foreign currency (gains) losses	—	(1,691)	1,860
Change in operating assets and liabilities:
Accounts receivable	(9,289)	(20,614)	(13,507)
Accounts receivable, related parties	(4,867)	9,201	—
Costs capitalized to obtain revenue contracts	(5,631)	(8,967)	(11,045)
Prepaid expenses and other assets	(1,628)	(3,342)	(2,503)
Accounts payable	(65)	346	8,796
Accounts payable, related parties	1,184	956	(4,363)
Accrued expenses and other current liabilities	2,351	6,740	7,311
Deferred rent	1,045	(52)	—
Deferred revenue	20,873	38,339	24,317
Deferred revenue, related parties	1,077	(8,013)	—
Operating lease liabilities	—	—	(2,580)
Net cash provided by (used in) operating activities	(8,998)	9,222	(19,229)
Cash flows from investing activities
Acquisition of business, net of cash acquired	(52,267)	—	(268,994)
Purchases of property and equipment	(5,760)	(4,338)	(5,463)
Purchase of investment	—	—	(4,031)
Net cash used in investing activities	(58,027)	(4,338)	(278,488)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	268,375	—
Payments of costs related to initial public offering	—	(2,765)	—
Investment from redeemable non-controlling interest	4,513	—	—
Proceeds from stock issuance	80,000	—	—
Stock issuance costs	(52)	—	(210)
Payments of deferred costs	(1,412)	—	—
Exercise of stock options	1,042	8,745	13,907
Proceeds from stock issuance under the employee stock purchase plan	—	—	2,543
Contingent consideration payments	—	(197)	—
Principal payments on financing obligations	—	(37)	(318)
Net cash provided by financing activities	84,091	274,121	15,922
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(229)	1,236	(1,231)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,837	280,241	(283,026)
Cash and cash equivalents, beginning of period	74,347	91,184	371,425
Cash, cash equivalents, and restricted cash, end of period	$91,184	$371,425	$88,399

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$91,184	$371,425	$88,014
Restricted cash included in other long-term assets	—	—	385
Total cash, cash equivalents, and restricted cash, end of period	$91,184	$371,425	$88,399

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Fiscal Year Ended January 31,
	2020	2021	2022
Supplemental disclosure of cash flow information
Cash paid during the year for taxes, net of refunds	$369	$631	$1,003
Cash paid during the year for interest	$—	$130	$1,514
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$45	$14	$11,225
Building-leased facility acquired through financing obligation	$—	$16,300	$18,154
Deferred costs, accrued but not paid	$357	$—	$—
Fair value of common stock issued as consideration for business acquisition	$25,204	$—	$647,509
Costs related to initial public offering, reclassified from other long term assets to equity	$—	$1,769	$—
Fair value of contingent consideration in connection with business acquisition in other long-term liabilities	$197	$—	$—
Fair value of contingent consideration in connection with business acquisition included in equity	$5,857	$—	$—
Accrued purchase price related to acquisition	$—	$—	$54
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Organization and Description of Business
Organization: On November 16, 2021, nCino, Inc. (now nCino OpCo, Inc., "nCino OpCo") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Penny HoldCo, Inc. (now nCino, Inc.), a Delaware corporation incorporated on November 12, 2021 as a wholly-owned subsidiary of nCino OpCo, and certain other parties. On January 7, 2022, in connection with the closing of the transactions contemplated by the Merger Agreement, Penny HoldCo, Inc. changed its name to nCino, Inc. and nCino, Inc. changed its name to nCino OpCo, Inc. and became a wholly-owned subsidiary of nCino, Inc.
nCino OpCo was initially organized as a North Carolina limited liability company named BANKR, LLC on December 13, 2011. On April 3, 2012, BANKR, LLC was renamed nCino, LLC which was reincorporated as nCino, Inc. (now nCino OpCo) in the State of Delaware on December 18, 2013.
Merger: On January 7, 2022, pursuant to the Merger Agreement, nCino, Inc. (formerly Penny HoldCo, Inc.) and nCino OpCo completed a series of mergers in which nCino, Inc. became the parent of nCino OpCo and SimpleNexus, LLC ("SimpleNexus"). Each share of nCino OpCo common stock, par value $0.0005 per share issued and outstanding was converted into one fully paid and nonassessable share of nCino, Inc. common stock, par value $0.0005. nCino, Inc. became the successor issuer and reporting company to nCino OpCo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. On January 10, 2022, shares of nCino OpCo were suspended from trading on the Nasdaq Global Select Market, and shares of nCino, Inc. commenced using nCino OpCo's trading history under the ticker symbol "NCNO".
In these consolidated financial statements, nCino Opco (formerly nCino, Inc.) and nCino, Inc. (formerly Penny HoldCo, Inc.), are collectively referred to as the "Company".
See Note 7 "Business Combinations" for additional information regarding the SimpleNexus acquisition.
Description of Business: The Company is a software-as-a-service (SaaS) company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has offices in Lehi and Salt Lake City, Utah; Macon, Georgia; London, United Kingdom; Sydney and Melbourne, Australia; Toronto, Canada; and Tokyo, Japan.
Initial Public Offering: On July 13, 2020, the Company's Registration Statement on Form S-1 relating to the initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission ("SEC"). Prior to the closing of the IPO, the Company's certificate of incorporation was amended such that all outstanding shares of voting common stock and non-voting common stock were reclassified into a single class of stock designated as common stock which has one vote per share. In addition, effective upon the closing of the IPO, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to issue, par value $0.0005, was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to issue, par value $0.001, was increased to 10,000,000 shares. In connection with the IPO, the Company issued and sold 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $31.00 per share for net proceeds of $268.4 million, after deducting underwriters' discounts and commissions.
Prior to the IPO, deferred offering costs, which consisted of legal, accounting, consulting and other direct fees, and costs relating to the IPO, were capitalized in other long-term assets. Upon consummation of the IPO, these costs were offset against the proceeds from the IPO and recorded in additional paid-in capital.
Secondary Public Offering: On October 13, 2020, the Company completed an underwritten secondary public offering of 7,712,985 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) (the "Secondary Offering") held by certain stockholders of the Company (the "Selling Stockholders"). The Company did not offer any shares of common stock in the Secondary Offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The Company incurred costs of $1.0 million

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
in relation to the Secondary Offering for the fiscal year ended January 31, 2021 and such costs are recorded as a component of general and administrative expenses on the consolidated statements of operations. The Company received $1.7 million in cash (excluding withholding taxes) in connection with the exercise of 554,112 options by certain stockholders participating in the Secondary Offering. In addition, concurrent with the pricing of the Secondary Offering, the underwriters in the Company's IPO released an additional 367,561 shares from lock-up agreements, signed in connection with the IPO, with stockholders who did not participate in the Secondary Offering. The release consisted of both outstanding shares and shares subject to options.
Fiscal Year End: The Company’s fiscal year ends on January 31.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated. See the variable interest entity section below and Note 3 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest entity.
The Company is subject to the normal risks associated with technology companies that have not demonstrated sustainable income from operations, including product development, the risk of customer acceptance and market penetration of its products and services and, ultimately, the need to attain profitability to generate positive cash resources.
Effective February 1, 2021, the Company adopted the requirement of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) using the alternative transition method. Under this method, the Company is not required to restate or disclose the effects of applying this ASU for comparative periods. See the Recently Adopted Accounting Guidance section for the adoption of ASU 2016-02, Leases (Topic 842).
Reclassification: The Company reclassified certain prior year amounts to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities, stockholder’s deficit, or net loss.
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity ("VIE"). nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investment, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the consolidated balance sheets. See Note 3 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest.
Redeemable Non-Controlling Interest: Redeemable non-controlling interest relates to minority investors of nCino K.K. An agreement with the minority investors of nCino K.K. contains redemption features whereby the interest held by the minority investors are redeemable either at the option of the (i) minority investors or (ii) the Company, both beginning on the eighth anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
earnings, additional paid-in-capital. These interests are presented on the consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by the Company’s management are used for, but not limited to, revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, stand-alone selling price, and other revenue items requiring significant judgement; the average period of benefit associated with costs capitalized to obtain revenue contracts; fair value of assets acquired and liabilities assumed for business combinations; the useful lives of intangible assets; the valuation allowance on deferred tax assets; redemption value of redeemable non-controlling interest; and stock-based compensation. The Company assesses these estimates on a regular basis using historical experience and other factors. Actual results could differ from these estimates.
Operating Segments: The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, which is the Company’s chief executive officer, in deciding how to make operating decisions, allocate resources, and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance at the consolidated level.
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2021 and January 31, 2022. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2021, no individual customer represented more than 10% of accounts receivable and, as of January 31, 2022, one customer represented 12% of accounts receivable. For the fiscal years ended January 31, 2021 and 2022, no individual customer represented more than 10% of the Company’s total revenues.
Revenue Recognition: The Company derives revenues primarily from subscription services and professional services. Revenues are recognized when a contract exists between the Company and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of subscription and professional services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as subscription services and support, accounted for as a single performance obligation. Revenues are recognized net of allowances and any taxes collected from customers, which are subsequently remitted to governmental authorities.
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenues when, or as, the Company satisfies a performance obligation.
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to the Company’s solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates, and

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer, which the Company believes best reflects the manner in which the Company’s customers utilize the Company’s subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the Company's solutions at any time and, as a result, are accounted for as a service contract. Generally, the Company’s subscription contracts are three years or longer in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. SimpleNexus contracts typically range from one to three years and are generally billed monthly in advance. Subscription arrangements that are cancelable generally have penalty clauses.
Professional Services and Other Revenues
Professional services revenues primarily consist of fees for deployment, configuration, and optimization services, training. The majority of the Company’s professional services contracts are billed on a fixed price basis, and revenues are recognized over time based on a proportional performance methodology which utilizes input methods. A portion of the Company’s professional services contracts are billed on a time and materials basis and revenues are recognized over time as the services are performed.
Contracts with Multiple Performance Obligations
Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, the Company’s go-to-market strategy, historical sales, and contract prices. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.
Given the variability of pricing, the Company uses a range of SSP. The Company determines the SSP range using information that may include market conditions or other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of products and services by customer size.
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining a non-cancelable subscription and support revenue contract if the Company expects the benefit of those costs to be longer than one year. The capitalized amounts are subsequently amortized over the estimated life of the contract. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (2) the associated payroll taxes and fringe benefit costs associated with the payments to these employees. Capitalized costs related to new revenue contracts are amortized on a straight-line basis over four to five years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the estimated life cycles of its offerings and its customer attrition. The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates, or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations.
Judgments
Contracts with customers may include multiple services requiring allocation of the transaction price across the different performance obligations.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Standalone selling price is established by maximizing the amount of observable inputs, primarily actual historical selling prices for performance obligations where available and includes consideration of factors such as go-to-market model and customer size. Where standalone selling price may not be observable (e.g., the performance obligation is not sold separately), the Company maximizes the use of observable inputs by using information that may include reviewing pricing practices, performance obligations with similar customers, and selling models.
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which the Company has determined, based on analysis, to be approximately four to five years. The Company evaluated qualitative and quantitative factors to determine the period of amortization, including contract length, renewals, customer life, and the useful lives of our products and acquired products. When the expected period of benefit of an asset which would be capitalized is less than one year, the Company expenses the amount as incurred, utilizing the practical expedient. The Company regularly evaluates whether there have been changes in the underlying assumptions and data used to determine the amortization period.
At times, the Company provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are determined at contract inception and reduce the revenues recognized for a particular contract. At the end of each reporting period, the Company reviews and updates its estimates as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of January 31, 2022.
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with the Company’s solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company’s control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are immaterial to these consolidated financial statements.
Deferred Revenue: Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and deposits. Deferred revenue is recognized as revenue recognition criteria has been met. Customers are typically invoiced for these agreements in advance of regular annual installments and revenues are recognized ratably over the contractual subscription period. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size and new business linearity. Deferred revenue does not represent the total contract value of annual or multi-year non-cancellable subscription agreements. Deferred revenue that will be recognized during the succeeding 12-month period are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion on the consolidated balance sheets.
Payment terms vary by contract, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing services, such as invoicing at the beginning of a subscription term with revenues recognized ratably over the contract period, and not to provide financing to customers. Any implied financing costs are considered insignificant in the context of the Company’s contracts.
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at fair value.
Restricted Cash: Restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards.
Accounts Receivable and Allowances: A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes a contract asset in the form of accounts receivable when the Company has an unconditional right to payment, and the Company records a contract asset in the form of unbilled accounts receivable when revenues earned on a contract exceeds the billings. The Company’s standard billing terms are annual in advance, while SimpleNexus' standard billing terms are monthly in advance. An unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenues recognized for professional services performed but not yet billed and (ii) revenues recognized from non-cancelable, multi-year orders in which fees increase annually but for which the Company is not contractually able to invoice until a future period. Accounts receivable are reported at their gross outstanding balance reduced by an allowance for estimated receivable losses, which includes allowances for doubtful accounts and a reserve for expected credit losses.
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable, current market and economic conditions, and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. See the Recently Adopted Accounting Guidance section for the adoption of ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments.
A summary of activity in the allowance for doubtful accounts is as follows:

	Fiscal Year Ended January 31,
	2020	2021	2022
Balance, beginning of period	$123	$—	$88
Charged to (recovery of) bad debt expense	(105)	100	90
Other	(18)	(17)	(24)
Translation adjustments	—	5	(3)
Balance, end of period	$—	$88	$151
Leases: The Company determines if an arrangement is or contains a lease at inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single lease component for its facilities and equipment leases. The Company did not have any finance leases as of January 31, 2022.
Operating lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term reflects the noncancelable period of the lease together with options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Variable costs, such as common area maintenance costs, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. The Company's leases do not generally provide an implicit rate; therefore, the Company uses its incremental borrowing rate in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. Lease expense for such leases is recognized on a straight-line basis over the lease term.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets and commences once the asset is placed in service or is ready for its intended use. The estimated useful lives by asset classification are generally as follows:

Asset Classification	Estimated Useful Life
Furniture and fixtures	3-7 years
Computers and equipment	3 years
Buildings	40 years
Leasehold improvements	Shorter of remaining life of the lease term or estimated useful life
When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from their respective accounts, and any gain or loss on such retirement is reflected in operating expenses.
Financing Obligations: The Company records assets and liabilities for lease arrangements where the Company has continued involvement due to purchase options and is deemed to be the owner for accounting purposes.
Intangible Assets: Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Impairment Assessment: The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no material impairments of intangible assets or long-lived assets during the fiscal years ended January 31, 2020, 2021, and 2022.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on November 1, the first day of the fourth quarter of the fiscal year. To perform our impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. The Company is only required to perform the two-step impairment test if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company may elect to perform the two-step impairment test without considering such qualitative factors. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company has one reporting unit, therefore the Company evaluates goodwill for impairment at the entity level. There is no goodwill impairment for the fiscal years ended January 31, 2020, 2021, and 2022.
Business Combinations: Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and may be subject to refinement due to unanticipated events and circumstances. For intangible assets, the Company typically uses the income method of valuation. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry.
Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
For acquisitions involving additional consideration to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), the Company recognizes the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. Contingent consideration meeting the criteria to be classified as equity in the consolidated balance sheets is not remeasured, and its subsequent settlement is recorded within stockholders’ equity. Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in the Company’s consolidated statements of operations.
Investment: The Company's investment is a non-marketable equity investment without readily determinable fair value and for which the Company does not have control or significant influence. The investment is measured at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. The Company assesses at each reporting period if the investment continues to qualify for the measurement alternative. Gains or losses resulting from changes in fair value are recognized currently in the Company's consolidated statement of operations. The Company assesses the investment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.
Deferred Rent: Prior to the adoption of ASU 2016-02, Leases (Topic 842), operating leases rent expense was recognized on a straight-line basis over the terms of the leases and the difference between cash rent payments and recognized rent expense was recorded as a deferred rent liability.
Cost of Revenues: Cost of subscription and support revenues consists of costs related to hosting the Company’s software solutions and employee-related costs, including stock-based compensation expenses and allocated overhead associated with customer support. Cost of professional services and other revenues consist of employee-related costs associated with these services, including stock-based compensation expenses, and allocated overhead, and the cost of subcontractors. Allocated overhead includes costs such as information technology infrastructure, rent and occupancy charges, along with employee benefit costs, and taxes based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenues and operating expenses category.
Advertising: Advertising costs are expensed as incurred and consist of advertising, third-party marketing, branded marketing, and conference and event expenses. Advertising expenses are recorded in sales and marketing expenses in the consolidated statements of operations and were $3.7 million, $3.1 million, and $5.8 million for the fiscal years ended January 31, 2020, 2021, and 2022, respectively.
Income Taxes: Deferred income taxes are determined using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are also recorded for any tax attributes, such as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment within income

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
tax expense. The Company reflects the expected amount of income taxes to be paid or refunded during the year as current income tax expense or benefit, as applicable.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
The Company follows the accounting standards on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the consolidated financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the tax position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the benefit having a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses de-recognition, classification, interest, and penalties on income taxes, and accounting interim periods.
When and if applicable, potential interest and penalties are accrued as incurred, within income tax expense.
Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and includes unrealized gains and losses on foreign currency translation adjustments.
Foreign Currency Exchange: The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss recorded in foreign currency translation line item. Foreign currency transaction gains and losses due to transactions from assets and liabilities denominated in a currency other than the functional currency are included in other expense in the consolidated statements of operations and were $(0.04) million, $1.5 million, and $(2.0) million for the fiscal years ended January 31, 2020, 2021, and 2022, respectively, primarily related to various intercompany loans. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Stock-Based Compensation: As further described in Note 11 "Stock-based Compensation," the Company records compensation expense associated with stock options and other equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees and recognizes expense on a straight-line basis over the applicable vesting period.
Basic and Diluted Loss per Common Share: Basic loss per share is calculated by dividing the net loss attributable to nCino, Inc. by the weighted-average number of shares of common stock outstanding for the period.
Diluted loss per share is calculated by giving effect to all potentially dilutive common stock, which is comprised of stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the Employee Stock Purchase Plan (the "ESPP") when determining the weighted-average number of common shares outstanding. For purposes of the diluted loss per share calculation, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.
Recently Adopted Accounting Guidance: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Since the Company ceased to qualify as an emerging growth company as of January 31, 2022, the Company adopted this ASU effective February 1, 2021.
The Company used the alternative transition method in which the Company is not required to restate or disclose the effects of applying this ASU for comparative periods. The Company elected the package of practical expedients which permits the Company to not reassess prior conclusions pertaining to lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements. In addition, the Company elected ongoing practical expedients including the option to not recognize right-of-use assets and lease liabilities for short term leases (leases with an original term of twelve months or less). The Company also elected the practical expedient to not separate lease and non-lease components for our facilities and equipment leases.
The adoption of this ASU resulted in the recognition of operating right-of-use assets of $10.5 million and lease liabilities of $12.2 million, and the derecognition of deferred rent on the Company's consolidated balance sheet on February 1, 2021. The adoption of this ASU did not have a material impact on the Company's consolidated statements of operations, comprehensive loss or the consolidated statements of cash flows. Upon the adoption of this ASU there was no change to the accounting for the Company's financing obligation.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Since the Company ceased to qualify as an emerging growth company as of January 31, 2022, the Company adopted this ASU effective February 1, 2021. The adoption of this ASU, which impacted the Company's allowance for doubtful accounts, did not have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Since the Company ceased to qualify as an emerging growth company as of January 31, 2022, the Company adopted this ASU effective February 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Since the Company ceased to qualify as an emerging growth company as of January 31, 2022, the Company adopted this ASU effective February 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard addresses diversity and inconsistency related to

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years, and early adoption is permitted. Since the Company ceased to qualify as an emerging growth company as of January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2024, with early adoption permitted. The Company early-adopted this ASU during the fourth quarter of fiscal 2022. Early adoption requires retrospective adoption to business combinations completed since the beginning of the annual period in which the new guidance is adopted and prospective adoption to business combinations that occur after the date of adoption. There was no retrospective impact of early adoption since we did not have any acquisitions in our first three quarters of fiscal 2022. The SimpleNexus acquisition disclosed in Note 7 "Business Combinations" is in accordance with ASU 2021-08 which resulted in the deferred revenue being recognized under Topic 606 instead of fair value at the acquisition date. The adoption of this ASU did not have any other material impact on the Company’s consolidated financial statements.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of January 31, 2022, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $1.3 million at January 31, 2022.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Fiscal Year Ended January 31,
	2020	2021	2022
Balance, beginning of period	$—	$4,356	$3,791
Investment by redeemable non-controlling interest	4,513	—	—
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(141)	(1,130)	(1,569)
Foreign currency translation	(16)	169	(256)
Adjustment to redeemable non-controlling interest	—	396	894
Stock-based compensation expense[1]	—	—	22
Balance, end of period	$4,356	$3,791	$2,882
1 nCino K.K. stock options granted in accordance with nCino K.K.'s equity incentive plan.
Note 4. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.
Level 3. Significant unobservable inputs which are supported by little or no market activity.
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of January 31, 2021 and January 31, 2022 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2021 and January 31, 2022 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$332,541	$—	$—
Total assets	$332,541	$—	$—

	Fair value measurements on a recurring basis as of January 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$11,129	$—	$—
Time deposits (included in other long-term assets)	385	—	—
Total assets	$11,514	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's asset measured at fair value on a nonrecurring basis includes the investment accounted for under the measurement alternative. There was no adjustment or impairment recognized for the fiscal years ended January 31, 2020, 2021, and 2022, respectively.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Fiscal Year Ended January 31,
	2020	2021	2022
United States	$127,192	$180,923	$230,301
International	10,988	23,370	43,564
	$138,180	$204,293	$273,865

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2021 and January 31, 2022:

	As of January 31,
	2021	2022
Trade accounts receivable	$53,272	$71,417
Unbilled accounts receivable	1,814	2,161
Allowance for doubtful accounts	(88)	(151)
Other accounts receivable[1]	519	1,101
Total accounts receivable, net	$55,517	$74,528
1Includes $0.02 million and $0.5 million income tax receivable of as of January 31, 2021 and January 31, 2022, respectively.
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer and $8.6 million from the acquisition of SimpleNexus, which were offset by decreases due to revenues recognized in the period. During the fiscal year ended January 31, 2022, $88.6 million of revenues were recognized out of the deferred revenue balance as of January 31, 2021.
Transaction price allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which includes both deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of renewals, average contract terms, and foreign currency exchange rates. The Company applies practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, and any estimated amounts of variable consideration that are subject to constraint.
Remaining performance obligations were $912.3 million, which includes approximately $54.0 million of remaining performance obligation related to the SimpleNexus acquisition, as of January 31, 2022. The Company expects to recognize approximately 59% of its remaining performance obligation as revenues in the next 24 months, approximately 31% more in the following 25 to 48 months, and the remainder thereafter.
Costs Capitalized to Obtain Revenue Contracts
During the fiscal years ended January 31, 2020, 2021, and 2022, the Company amortized $3.2 million, $4.7 million, and $5.8 million of capitalized contract acquisition costs within sales and marketing expense, respectively. The Company did not incur any impairment losses.
Capitalized contract acquisition costs were $15.1 million and $24.0 million as of January 31, 2021 and January 31, 2022, of which $10.2 million and $16.4 million was long-term in the consolidated balance sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31,
	2021	2022
Furniture and fixtures	$6,706	$7,503
Computers and equipment	5,039	7,496
Buildings and land[1]	16,300	33,977
Leasehold improvements	11,581	14,111
Construction in progress[2]	277	13,081
	39,903	76,168
Less accumulated depreciation	(9,960)	(15,491)
	$29,943	$60,677
1The increase in buildings and land was due to the completion of a parking deck for $17.7 million, which is an addition to our existing headquarters, for which the Company is considered the owners for accounting purposes. See Note 15 "Commitments and Contingencies" for additional details including future commitments.
2The increase in construction in progress is primarily due to construction for an additional office building that is on the property of our existing headquarters for which the Company is considered the owners for accounting purposes. See Note 15 "Commitments and Contingencies" for additional details including future commitments.
The Company recognized depreciation expense as follows:

	Fiscal Year Ended January 31,
	2020	2021	2022
Cost of subscription revenues	$186	$268	$337
Cost of professional services and other revenues	763	1,029	1,095
Sales and marketing	739	1,076	1,182
Research and development	835	1,347	1,842
General and administrative	338	506	643
Total depreciation expense	$2,861	$4,226	$5,099
Property and equipment by geographic region were as follows:

	As of January 31,
	2021	2022
United States	$29,235	$60,034
International	708	643
	$29,943	$60,677
Note 7. Business Combinations
SimpleNexus
On January 7, 2022 (the "Acquisition Date") through a series of mergers, the Company acquired all outstanding membership interests of SimpleNexus which provides mobile-first homeownership software that spans engagement,

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
origination, closing and business intelligence, headquartered in Lehi, Utah. The Company acquired SimpleNexus for its complementary products and mobile-first offerings and believes this will provide greater value for new and existing customers. The business combination is considered a related party transaction as entities affiliated with Insight Partners (“Insight Partners”) are equityholders of SimpleNexus and certain other parties in connection with the series of mergers, and other affiliates of Insight Partners are currently significant stockholders of the Company. The Company has included the financial results of SimpleNexus in the consolidated statements of operations from the date of acquisition. The transaction costs associated with the acquisition were approximately $10.0 million and were recorded in general and administrative expenses for the fiscal year ended January 31, 2022. The Company also recognized $0.2 million in stock issuance costs associated with the share consideration that were reported as a reduction of additional paid-in capital within stockholders' equity.
The Acquisition-Date estimated fair value of the consideration transferred is as follows:

Total Consideration
Cash consideration to members	$286,086
Voting common stock issued (12,762,146 shares)[1]	647,509
Total consideration	$933,595
1The Company assumed a restricted stock award with an estimated fair value of $1.4 million. $0.3 million was allocated to the purchase consideration and $1.1 million was allocated to future services and will be expensed over the service period remaining in fiscal 2023 on a straight-line basis.
Approximately $3.0 million of the cash paid is being held in escrow until the completion of the final post-closing adjustments.
The number of shares for stock consideration was based on a 20-day volume weighted average price fair value of $72.53 established prior to and including November 12, 2021 to determine the number of shares to be issued on the Acquisition Date. On January 7, 2022, the Company's closing stock price was $50.82 per share.
In addition, the Company issued 927,744 RSUs with an approximate fair value of $47.2 million to certain employees of SimpleNexus, which will vest over four years subject to such employees' continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and has been excluded from the purchase consideration.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the Acquisition Date:

Fair Value
Cash and cash equivalents	$17,038
Accounts receivable	6,100
Property and equipment, net	1,010
Operating lease right-of-use assets	3,549
Other current and noncurrent assets	4,641
Intangible assets	162,000
Goodwill	785,156
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(8,284)
Deferred revenue, current and noncurrent	(8,643)
Operating lease liabilities, current and noncurrent	(3,487)
Deferred income taxes	(25,485)
Net assets acquired	$933,595
The transaction was accounted for using the acquisition method and, as a result, tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the Acquisition Date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is completed.
Due to the timing and the magnitude of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2023, but no later than one year from the Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available, valuations are finalized and the tax returns for the pre-acquisition period are completed. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the review and valuation of intangible assets (including key assumptions, inputs and estimates), (ii) finalizing the Company's review of certain assets acquired and liabilities assumed (iii) finalizing the evaluation and valuation of certain legal matters and/or loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (iv) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period. As described in Note 1 "Summary of Significant Accounting Policies", the Company adopted ASU 2021-08 which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company determined the acquisition date deferred revenue balance in accordance with Topic 606.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table sets forth the components of the preliminary fair value of identifiable intangible assets and their estimated useful lives over which the acquired intangible assets will be amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed as of the Acquisition Date:

	Fair Value	Useful Life
Developed technology	$77,500	5 years
Customer relationships	70,000	10 years
Trade name	14,500	6 years
Total intangible assets subject to amortization	$162,000
Developed technology represents the preliminary estimated fair value of SimpleNexus’ technology. Customer relationships represent the preliminarily estimated fair value of the underlying relationships with SimpleNexus' customers. Trade names represents the preliminary estimated fair value of SimpleNexus’ company name. The Company continues to assess the rates used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships and trade name and customer attrition rate for customer relationships.
The Company recognized goodwill of approximately $785.2 million in connection with the acquisition of SimpleNexus. Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce and approximately $189.2 million is expected to be deductible for tax purposes.
The results of operations of SimpleNexus since the acquisition are included in the Company's consolidated statements of operations for the fiscal year ended January 31, 2022. The revenues and net loss for SimpleNexus for the period from the Acquisition Date through January 31, 2022, were $3.9 million and $3.6 million, respectively.
The unaudited pro forma statements of operations for the years ended January 31, 2021 and January 31, 2022, shown in the table below, give effect to the SimpleNexus acquisition, described above, as if it had occurred on February 1, 2020. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of SimpleNexus to reflect amortization of intangible assets, transaction accounting adjustments for non-recurring items and acquisition related costs, interest expense related to debt paid off, Topic 842 lease payment adjustments, stock-based compensation, and related items since the beginning of the Company's fiscal year 2021. This unaudited pro forma data is presented for informational purposes only and is not indicative of future results of operations. The table below shows the unaudited pro forma statements of operations for the respective years ending January 31:

	(Unaudited)
	January 31,
	2021	2022
Revenues	$225,307	$311,796
Net loss attributable to nCino, Inc.	(166,032)	(96,189)
Note 8. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $57.1 million and $841.5 million as of January 31, 2021 and January 31, 2022, respectively. The change in the carrying amounts of goodwill was as follows:

Balance, as of January 31, 2020	$55,840
Translation adjustments	1,309
Balance, as of January 31, 2021	57,149
Acquisition of SimpleNexus	785,156
Translation adjustments	(818)
Balance, as of January 31, 2022	$841,487

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2021			As of January 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$6,320	$(2,295)	$4,025	$83,625	$(4,804)	$78,821	4.8
Customer relationships	21,721	(2,609)	19,112	91,711	(4,748)	86,963	10.0
Trademarks and trade name	128	(128)	—	14,626	(288)	14,338	6.1
	$28,169	$(5,032)	$23,137	$189,962	$(9,840)	$180,122	7.4
The Company recognized amortization expense as follows:

	Fiscal Year Ended January 31,
	2020	2021	2022
Cost of subscription revenues	$697	$1,525	$2,604
Sales and marketing	937	1,670	2,303
General and administrative	114	10	—
Total amortization expense	$1,748	$3,205	$4,907
The expected future amortization expense for intangible assets as of January 31, 2022 is as follows:

Fiscal Year Ending January 31,
2023	$28,116
2024	27,419
2025	26,587
2026	26,587
2027	25,545
Thereafter	45,868
$180,122
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. In June 2020, this agreement was renegotiated and expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the fiscal years ended January 31, 2020, 2021, and 2022 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. The Company has recorded expenses of $22.8 million, $34.8 million, and $41.4 million for the fiscal years ended January 31, 2020, 2021, and 2022, respectively. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022 the reseller is no longer considered a related party as of December 31, 2021. The expenses presented above includes expenses while the reseller was a

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
related party. The reseller was a related party for a portion of the year ended January 31, 2022 and was no longer a related party as of January 31, 2022. The Company continues to do business with the reseller. See also Note 16 "Related-Party Transactions."
Note 10. Stockholders’ Equity
A summary of the rights and key provisions affecting each class of the Company’s stock as of January 31, 2022, is as follows:
Preferred Stock: The Board of Directors is authorized to establish one or more series of preferred stock and to fix the number of shares constituting such series and the designation of such series, including the voting powers, preferences, limitations, restrictions, and other special rights thereof. The Company's preferred stock consists of 10,000,000 authorized shares, par value $0.001 per share.
Common stock: The Company's common stock consists of 500,000,000 authorized shares, par value $0.0005 per share.
At January 31, 2022, the Company committed a total of 24,813,304 shares of common stock for future issuance as follows:

Issued and outstanding stock options	2,629,109
Nonvested issued and outstanding restricted stock units ("RSUs")	3,012,440
Possible issuance under stock plans	19,171,755
24,813,304
Note 11. Stock-Based Compensation
Equity Incentive Plans
The Company has two equity incentive plans: the nCino, Inc. 2014 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2014 Plan”) and the 2019 Amended and Restated Equity Incentive Plan (the “2019 Plan” and together with the 2014 Plan, the “Incentive Plans”). Under the 2014 Plan, the Board of Directors had allotted 15,025,666 shares of common stock for incentive options or non-qualified options as of January 31, 2022. Non-qualified options may be granted to Company employees, non-employee directors, and consultants. The exercise price of options is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The options generally vest in one of two ways:
•In equal annual installments over four years from the grant date.
•Upon a change in control transaction (with respect to certain Incentive Plan participants).
All options expire ten years from the grant date and, with respect to certain Incentive Plan participants, provide for accelerated vesting if there is a change in control of the Company.

In July 2019, the Company established the 2019 Equity Incentive Plan for the issuance of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards.
In connection with the IPO, the Company's Board of Directors adopted and the Company's stockholders approved the 2019 Plan which amended and restated the 2019 Equity Incentive Plan. All awards shall be granted within ten years from the effective date of the 2019 Plan and can only be granted to employees, officers, directors, and consultants and generally vest over four years.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Under the 2019 Plan, the number of available shares was increased to 15,250,000, plus an annual increase added on the first day of each fiscal year, beginning with the fiscal year ending January 31, 2022, and continuing until, and including, the fiscal year ending January 31, 2031. The annual increase will be equal to the lesser of (i) 5% of the number of shares issued and outstanding as of January 31 of the immediately preceding fiscal year and (ii) an amount determined by the Company's Board of Directors. The Company ceased granting awards under the 2014 Plan during the fiscal year ended January 31, 2020, and all shares that remained available for issuance under the 2014 Plan were transferred to the 2019 Plan prior to the closing of the IPO. Additionally, the number of shares available under the 2019 Plan shall be increased by the number of shares outstanding under the 2014 Plan that expire, terminate or are canceled without having been exercised or settled in full. The 2014 Plan governs outstanding awards granted prior to the adoption of the 2019 Plan.
RSUs issued prior to the Company's IPO were subject to time-based and performance-based vesting conditions. RSUs issued subsequent to the Company's IPO vest upon the satisfaction of a time-based condition only. RSUs are generally earned over a service period of four years. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.
As of January 31, 2022, the Company had stock options outstanding under the 2014 Plan and the 2019 Plan had stock options and RSUs outstanding.
Stock Options
The calculated value of each option award is estimated at the date of grant using the Black-Scholes option valuation model that utilizes the assumptions included in the table below. The Company recognizes stock-based expenses related to stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The expected term assumption, using the simplified method, reflects the period for which the Company believes the option will remain outstanding. The Company determined the volatility of its stock by looking at the historic volatility of its peer companies. The risk-free rate reflects the U.S. Treasury yield for a similar expected life instrument in effect at the time of the grant. The assumptions utilized for the fiscal year ended January 31, 2020 are as follows:

Fiscal Year Ended January 31,
2020
Expected life (in years from vesting)	6.10 - 6.25
Expected volatility	40%
Expected dividends	0.00%
Risk-free interest rate	1.63% - 2.59%
The grant date weighted average calculated fair value of options issued, net of forfeitures, was $6.74 per share for the fiscal year ended January 31, 2020. There were no stock options granted for the fiscal years ended January 31, 2021 and 2022.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock option activity for the fiscal year ended January 31, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2021	5,467,012	$6.00	5.78	$359,193
Granted	—	—
Expired or forfeited	(78,999)	15.55
Exercised	(2,758,904)	5.04		176,830
Outstanding, January 31, 2022	2,629,109	$6.72	4.92	$102,836
Exercisable, January 31, 2022	2,325,682	$5.64	4.66	$93,464
Fully vested or expected to vest, January 31, 2022	2,598,766	$6.62	4.90	$101,898
The total intrinsic value of options exercised during the fiscal years ended January 31, 2020, 2021, and 2022 was $7.6 million, $142.9 million, and $176.8 million, respectively. Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying stock.
On June 26, 2019, the Company entered into a separation agreement with an executive. The agreement resulted in a modification of the former employee's 334,840 outstanding stock options to purchase voting common stock, which accelerated certain vesting and extended the exercise period, resulting in the recognition of $1.2 million of additional stock-based compensation expense for the year ended January 31, 2020.
As of January 31, 2022, there was $1.0 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 and 2019 Plans. That cost is expected to be recognized over a weighted average period of 1.06 years.
Restricted Stock Units
RSU activity during the fiscal year ended January 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2021	1,848,296	$22.07
Granted	1,886,081	60.99
Vested	(559,191)	21.89
Forfeited	(162,746)	37.89
Nonvested, January 31, 2022	3,012,440	$45.62
The weighted average grant date fair value for RSUs granted during the fiscal years ended January 31, 2020, 2021, and 2022 was $21.75, $22.30, and $60.99.
The total fair value of RSUs vested for the fiscal years ended January 31, 2020, 2021, and 2022 was $0.0 million, $5.5 million, and $12.2 million.
The RSUs granted prior to the IPO vest upon the satisfaction of both a time-based, generally over 4 years, vesting 25% annually, and liquidity event-based vesting condition. For RSUs granted to the non-employee members of the Board of Directors, some vest in less than a year, some annually and some over three years. The liquidity event-based condition was satisfied upon the IPO and the Company recognized an expense of $12.2 million in cost of revenues and operating expenses for RSUs as of that date, using the accelerated attribution recognition method for the fiscal year ended January 31, 2021.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
As of January 31, 2022, total unrecognized compensation expense related to non-vested RSUs was $108.0 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 3.49 years.
Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted and stockholders approved the ESPP, which became effective immediately prior to the closing of the IPO. The ESPP includes two components, one component is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code (the "Code") and a component that does not qualify as an "employee stock purchase plan" under Section 423 of the Code. The ESPP initially reserved and authorized the issuance of up to a total of 1,800,000 shares of common stock to participating employees. The aggregate number of shares of the Company's common stock under the ESPP will automatically increase on the first day of each fiscal year, beginning with the first fiscal year ending January 31, 2022 and continuing until the fiscal year ended January 31, 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company's common stock issued and outstanding on January 31 of the immediately preceding fiscal year, (ii) 1,800,000 shares of the Company's common stock or (iii) an amount determined by the Board of Directors. As of January 31, 2022, 2,736,437 shares of common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase the Company's common stock through payroll deductions during six month offerings. The offering periods begin each January 1 and July 1, or such other period determined by the compensation committee. Eligible employees will purchase the shares at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company's common stock on the first business day of such offering period and (ii) 85% of the fair market value of share of the Company's common stock on the last business day of such offering period, although the compensation committee has discretion to change the purchase price with respect to future offering periods, subject to terms of the ESPP.
The first offering period for the ESPP began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods will begin on January 1 and July 1.
The fair value of ESPP shares is estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:
Expected life. The expected life reflects the period for which the Company believes the ESPP will remain outstanding. The expected term for the ESPP award approximates the offering period of six months.
Expected volatility. The expected volatility is based on the historical volatility of the Company's common stock.
Expected dividends. The expected dividend yield is zero as the Company has not and does not expect to pay dividends.
Risk-free interest rate. The risk-free interest rate reflects the U.S. Treasury yield for a similar expected life instrument in effect at the time of the grant of the ESPP share.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The assumptions utilized for the ESPP shares for the fiscal year ended January 31, 2022 were as follows:

Fiscal Year Ended January 31,
2022
Expected life (in years)	0.5
Expected volatility	48.70% - 49.65%
Expected dividends	0.00%
Risk-free interest rate	0.05% - 0.22%
As of January 31, 2022, total unrecognized compensation expense related to the ESPP was $0.8 million. That cost is expected to be recognized over the remaining term of the offering period that began on January 1, 2022 and will end on June 30, 2022.
Stock-Based Compensation Expense
Total stock-based compensation expense included in our consolidated statements of operations were as follows:

	Fiscal Year Ended January 31,
	2020	2021	2022
Cost of subscription revenues	$277	$576	$960
Cost of professional services and other revenues	1,240	4,232	5,195
Sales and marketing	1,260	6,190	7,520
Research and development	1,245	5,463	6,186
General and administrative	1,723	8,747	8,616
Total stock-based compensation expense	$5,745	$25,208	$28,477
Note 12. Income Taxes
The components of loss before income taxes by domestic and foreign jurisdictions were as follows:

	Fiscal Year Ended January 31,
	2020	2021	2022
United States	$(20,547)	$(33,478)	$(61,587)
Foreign	(6,602)	(7,206)	(12,367)
Loss before income taxes	$(27,149)	$(40,684)	$(73,954)

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of the income tax provision (benefit) consisted of the following:

	Fiscal Year Ended January 31,
	2020	2021	2022
Current:
Federal	$—	$—	$—
State	21	14	73
Foreign	410	402	374
Total	431	416	447
Deferred:
Federal	76	132	(21,280)
State	56	101	(3,086)
Foreign	23	(63)	86
Total	155	170	(24,280)
Total income tax provision (benefit)	$586	$586	$(23,833)
The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax (provision) benefit are summarized as follows:

	Fiscal Year Ended January 31,
	2020	2021	2022
Income taxes at statutory rate of 21% for 2020, 2021, and 2022	21.0%	21.0%	21.0%
State income tax (provision) benefit, net of federal impact	(0.5)	(0.3)	4.1
Stock-based compensation	(0.1)	59.9	48.8
Changes in valuation allowance	(12.2)	(69.3)	(44.1)
Tax credits	0.0	0.0	4.1
Executive compensation	0.0	(12.6)	(3.7)
Statutory tax rate law changes	0.0	0.0	2.7
Transaction costs	0.0	(1.0)	(1.3)
Foreign rate differential	(0.4)	0.9	0.7
Nondeductible expenses	(0.8)	(0.2)	(0.1)
Impacts of adoption of the new revenue standard	(8.8)	0.0	0.0
Other	(0.4)	0.2	0.0
	(2.2)%	(1.4)%	32.2%

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	As of January 31,
	2021	2022
Deferred tax assets:
Net operating losses	$67,019	$129,155
Financing obligations and lease liabilities	4,075	11,178
Equity compensation	4,605	6,972
Tax credits	—	3,527
Reserves and accruals	2,804	3,404
Deferred revenue	514	1,776
Deferred rent	415	—
Other	529	1,317
Total deferred tax assets	79,961	157,329
Less valuation allowance	(70,056)	(109,021)
Total deferred tax assets, net of valuation allowances	9,905	48,308
Deferred tax liabilities:
Intangible assets	(652)	(31,230)
Depreciation	(5,582)	(9,298)
Contract acquisition costs	(3,659)	(6,015)
Lease asset	—	(3,168)
Remaining performance obligations	(331)	(166)
Other	(45)	—
Total deferred tax liabilities	(10,269)	(49,877)
Net deferred tax liabilities	$(364)	$(1,569)
The Company's net deferred tax liabilities were adjusted during 2022 to include $25.5 million of net deferred tax liabilities related to business combinations.
The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	As of January 31,
	2021	2022
Other long-term assets	$4	$106
Deferred income taxes, noncurrent	(368)	(1,675)
Net deferred tax liabilities	$(364)	$(1,569)
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. The Company has established a valuation allowance in the amount of $70.1 million and $109.0 million as of January 31, 2021 and 2022, respectively, because the Company believes it is not more likely than not the deferred tax asset in jurisdictions excluding several foreign jurisdictions will be realized.
Prior to the SimpleNexus acquisition, the Company recorded a net U.S. deferred tax asset which is offset with a valuation allowance. On the Acquisition Date, the Company recorded net U.S. deferred tax liabilities, most of which relate to identifiable intangible assets. The Company evaluated this positive evidence and determined a portion of these deferred tax liabilities allow the Company to recognize $24.6 million of the Company’s U.S. deferred tax assets, which results in a reduction

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
of the valuation allowance. In accordance with ASC 805-740-30-3, the Company reflected the reduction of the valuation allowance as a component of income tax provision (benefit) at the Acquisition Date, and during the fiscal year ended January 31, 2022.
The Company maintains its assertion of the Company’s intent for certain foreign earnings to be indefinitely reinvested. As of January 31, 2022, the Company has not recorded taxes on approximately $3.8 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries. The Company generally does not provide for taxes related to the Company’s undistributed earnings because such earnings either would not be taxable when remitted or they are indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a tax liability will be recognized, which could include other taxes such as withholding tax. The determination of the amount of the unrecognized tax liability is directly influenced by the Company’s net operating loss and valuation allowance position in the U.S. If the Company were to repatriate the undistributed earnings, the tax liability is $0.2 million.
The net operating loss and tax credit carryforwards as of January 31, 2022 were as follows:

	As of January 31, 2022	First Fiscal Year Expiring
Federal net operating loss carryforwards	$79,398	2034
Federal net operating loss carryforwards[1]	390,269	Non-expiring
State net operating loss carryforwards[1]	283,862	2023
State net operating loss carryforwards[1]	82,530	Non-expiring
Foreign net operating loss carryforwards	5,339	2031
Foreign net operating loss carryforwards	43,206	Non-expiring
Federal tax credit carryforwards[1]	3,047	2037
State tax credit carryforwards	608	2032
1The Company acquired a portion of these carryforwards in the SimpleNexus acquisition during the fiscal year ended January 31, 2022. These acquired carryforwards will be subject to limitations which could limit the Company's utilization in future periods.
The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. As of January 31, 2022, the Company is no longer subject to U.S. federal and state examinations by tax authorities for tax years prior to 2018. However, amounts reported as net operating losses and tax credit carryforwards from these tax periods remain subject to review by most tax authorities.
The Company recognizes the income tax benefits of any uncertain tax positions only when, based upon the technical merits of the position, it is more likely than not that the position is sustainable upon examination. With the information available, the Company has performed an analysis and as of January 31, 2021 and 2022, the Company has not recognized any unrecognized tax benefits, interest or penalties for any income tax positions.
Note 13. Defined Contribution Plan
The Company has a 401(k) plan for its employees in the United States who meet the plan requirements. The Company, at its discretion, may make matching contributions. Employees are immediately vested in their contributions. The Company also has a Registered Retirement Savings Plan covering all eligible employees in Canada. Employer contributions for the fiscal years ended January 31, 2020, 2021, and 2022 were $0.9 million, $2.1 million, and $3.2 million, respectively.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 14. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend the leases for up to five years.
The components of lease expense for the fiscal year ended January 31, 2022 were as follows:

Amount
Operating lease expense	$2,945
Short-term lease expense	885
Variable lease expense	281
Total	$4,111
Supplemental cash flow information for the fiscal year ended January 31, 2022 related to operating leases was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$3,082
Right-of-use assets obtained in exchange for operating lease liabilities	1,771
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of January 31, 2022 were 4.55 years and 4.4%, respectively.
Future minimum lease payments as of January 31, 2022 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2023	$4,037
2024	3,735
2025	2,952
2026	2,534
2027	1,194
Thereafter	1,470
Total lease liabilities	15,922
Less: imputed interest	(1,176)
Total lease obligations	14,746
Less: current obligations	(3,548)
Long-term lease obligations	$11,198

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of January 31, 2021, prior to the Company's adoption of the new lease ASU, were as follows:

Fiscal Year Ending January 31,	Operating Leases
2022	$2,445
2023	1,937
2024	1,942
2025	1,630
2026	1,679
Thereafter	2,544
Total lease liabilities	$12,177
Note 15. Commitments and Contingencies
In addition to the operating lease commitments described in Note 14 "Leases", the Company has additional contractual commitments as described further below.
Purchase Commitments
The Company’s purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily licenses and hosting services, entered into in the ordinary course of business.
Financing Obligations and Construction Liabilities
The Company entered into a new lease agreement for the Company's headquarters in November 2020 with a new lessor. The lease goes through 2035 with options to renew. Due to a purchase option contained in the lease, the Company is deemed to have continuing involvement and is considered to be the owner of the Company's headquarters for accounting purposes. As a result, the Company did not meet the criteria to apply sale-leaseback accounting and therefore recorded an asset and corresponding financing obligation for $16.3 million at inception of the lease. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The fair value of the leased property and corresponding financing obligation are included in property and equipment, net and financing obligations on the consolidated balance sheets, respectively.
In January 2021, the Company entered into an agreement for a parking deck which is an addition to the Company's existing headquarters building. Due to the Company also being deemed to be the owner of the parking deck for accounting purposes, the costs associated with the construction of the parking deck were capitalized as construction in progress with a corresponding construction liability through construction. Upon completion of the parking deck in September 2021, for approximately $17.7 million, the costs of the construction in progress and the corresponding construction liability were reclassified to property and equipment, net and financing obligations on the consolidated balance sheets, respectively. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting.
In April 2021, the Company entered into a new lease agreement for the construction of an additional office building that is on the property of the Company's existing headquarters. Due to the Company also being deemed to be the owner of the additional building for accounting purposes, the costs associated with the construction of the building will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $24.0 million. Upon completion of the building, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The costs of the construction in progress and corresponding construction liability are included in property and equipment, net and construction liability, noncurrent on the consolidated balance sheets, respectively.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of January 31, 2022 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2023	$5,988	$2,744
2024	4,472	2,804
2025	3,040	2,867
2026	1,503	2,931
2027	1,104	2,996
Thereafter	—	33,260
Total	$16,107	$47,602
Residual financing obligations and assets		9,975
Less: amount representing interest		(23,478)
Financing obligations		$34,099
Indemnification
In the ordinary course of business, the Company generally includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying consolidated financial statements.
Legal Proceedings
From time to time, the Company is involved in legal proceedings or is subject to claims arising in the ordinary course of business including the following:
On February 23, 2021, the Company and certain of its officers and other employees were served with grand jury subpoenas wherein the Antitrust Division of the Department of Justice is seeking documents and information in connection with an investigation of the Company’s hiring and wage practices under U.S. federal antitrust laws. The Company has retained outside counsel and is fully cooperating with the authorities. Although there can be no assurance with respect to the outcome of this matter, the Company believes its hiring and wage practices do not violate antitrust laws.
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina (the "District Court"). The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. ("Live Oak") and Apiture, Inc. ("Apiture") not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. On November 23, 2021, the District Court approved preliminary settlements between the plaintiff and defendant Live Oak in the amount of approximately $3.9 million and unnamed party Apiture in the amount of approximately $0.8 million. Although there can be no assurance with respect to the outcome of this matter, the Company believes the alleged claims are not meritorious and intends to defend itself vigorously.
The Company does not presently believe the above matters will have a material adverse effect on its day-to-day operations or the quality of the services, products or innovation it continues to provide to its customers. However, regardless of the outcome, legal proceedings can have an adverse impact on the Company because of the related expenses, diversion of management resources, and other factors.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Given the uncertainty and preliminary stages of these matters, the Company is unable to reasonably estimate any possible loss or range of loss that may result.
Other Commitments and Contingencies
The Company may be subject to audits by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company accrues for any assessments if deemed probable and estimable.
Note 16. Related-Party Transactions
The Company’s largest vendor is also an equityholder in the Company. Total payments related to the agreement are disclosed in Note 9 "Reseller Agreement". The Company also purchases services to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement for the purchase of services. In December 2021, this agreement was renewed for one year and expires in December 2022. Total payments for these services recorded to expenses were $1.1 million, $1.2 million, and $1.5 million for the fiscal years ended January 31, 2020, 2021, and 2022, respectively and $1.3 million and $0.0 million were in prepaid expenses and other current assets as a related party as of January 31, 2021 and January 31, 2022, respectively. Accounts payable as a related party were $4.4 million and $0.0 million at January 31, 2021 and January 31, 2022, respectively, included in accounts payable, related parties. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022 this vendor is no longer considered a related party as of December 31, 2021. The expenses presented above includes expenses while the vendor was considered a related party. The vendor was a related party for a portion of the year ended January 31, 2022 and was no longer a related party as of January 31, 2022. The Company continues to do business with the vendor and balances at January 31, 2022 are no longer presented as related party.
In the quarter ended July 31, 2020, certain equityholders ceased to qualify as related parties of the Company and the amounts disclosed related to them are accordingly presented only while they were considered a related party. Included in revenues from three equityholders, who are also customers of the Company, is $8.4 million, $2.8 million, and $0.0 million for the fiscal years ended January 31, 2020, 2021, and 2022, respectively.
The Company has a banking relationship with one of its former equityholders who was considered a related party. In the quarter ended July 31, 2020, the equityholder ceased to qualify as a related party of the Company and the amounts disclosed related to such former equityholder are accordingly presented only while they were considered a related party. Included in interest income is $0.7 million, $0.1 million, and $0.0 million for the fiscal years ended January 31, 2020, 2021, and 2022, respectively.
The Company entered into an agreement with one of its equityholders in May 2016 to spend an agreed-upon amount of funds over a three-year period to further the alliance between the two companies. In April 2019, the agreement was extended for an additional three years. As of January 31, 2022, the Company was in compliance with the terms of the agreement. In the quarter ended July 31, 2020, the equityholder ceased to qualify as a related party of the Company and the amounts disclosed related to such equityholder are accordingly presented only while they were considered a related party. For the fiscal years ended January 31, 2020, 2021, and 2022, $0.06 million, $0.0 million, and $0.0 million was spent, respectively.
The Company entered into a Merger Agreement, as disclosed in Note 1 "Organization and Description of Business" and Note 7 "Business Combinations." Affiliates of Insight Partners are equityholders of SimpleNexus and certain other parties in connection with the Merger Agreement transaction, and other affiliates of Insight Partners are currently significant stockholders of the Company.
Note 17. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the fiscal years ended January 31, 2020, 2021, and 2022 is

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2020	2021	2022
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(27,594)	$(40,536)	$(49,446)
Denominator
Weighted-average common shares outstanding	78,316,794	87,678,323	96,722,464
Basic and diluted loss per share attributable to nCino, Inc.	$(0.35)	$(0.46)	$(0.51)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	Fiscal Year Ended January 31,
	2020	2021	2022
Stock options issued and outstanding	7,837,023	5,467,012	2,629,109
Nonvested RSUs issued and outstanding	948,119	1,848,296	3,012,440
Shares issuable pursuant to the ESPP	—	—	12,471
Note 18. Subsequent Events
On February 11, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, nCino OpCo (the “Borrower”), certain subsidiaries of the Company as guarantors and Bank of America, N.A., as lender (the “Lender”), pursuant to which the Lender is providing to the Borrower a senior secured revolving credit facility of up to $50.0 million (the “Credit Facility”). The Credit Facility includes borrowing capacity available for letters of credit subject to a sublimit of $7.5 million. Any issuance of letters of credit will reduce the amount available under the Credit Facility.
Borrowings under the Credit Facility bear interest, at the Borrower’s option, at: (i) a base rate equal to the greater of (a) the Lender’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Bloomberg Short Term Bank Yield Index ("BSBY") rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. The Company is also required to pay an unused commitment fee to the Lender of 0.25% of the average daily unutilized commitments. The Company must also pay customary letter of credit fees.
Borrowings under the Credit Facility are scheduled to mature on February 11, 2024, and the Company may repay amounts borrowed any time without penalty. Borrowings under the Credit Facility may be reborrowed.
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the lender.
The Credit Facility is guaranteed by the Company and each of its current and future material domestic subsidiaries (the “Guarantors”) and secured by substantially all of the personal property, subject to customary exceptions, of the Borrower and the Guarantors, in each case, now owned or later acquired, including a pledge of all of the Borrower’s capital stock, the

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
capital stock of all of the Company’s domestic subsidiaries and 65% of the capital stock of foreign subsidiaries that are directly owned by the Borrower or a Guarantor.
In February 2022, the Company borrowed $20.0 million under the Credit Facility.
On February 1, 2022, the Company granted 1,355,616 RSUs to the Company's employees, including executive officers. The Company expects to recognize stock-based compensation expense of $63.5 million related to the RSUs over a weighted average period of 4.0 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at January 31, 2022, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at January 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the guidelines established in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2022.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of SimpleNexus, LLC, which we acquired on January 7, 2022, as discussed in Note 7 "Business Combinations" of the Notes to the Consolidated Financial Statements. We have included the financial results of SimpleNexus, LLC in the consolidated financial statements from the date of acquisition. SimpleNexus, LLC accounted for approximately 1.3% of total assets as of January 31, 2022 and 1.4% of revenues and 7.3% of net loss for the fiscal year ended January 31, 2022.
The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference from the sections entitled “Proposal One: Election of Class II Directors Named in this Proxy Statement,” “Corporate Governance,” and “Executive Officers” from our Proxy Statement relating to our 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2022.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” "Executive Compensation," and “Compensation of Directors” from our Proxy Statement relating to our 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” from our Proxy Statement relating to our 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” from our Proxy Statement relating to our 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policy” from our Proxy Statement relating to our 2022 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts

Deferred Tax Assets Valuation Allowance

	Fiscal Year Ended January 31,
($ in thousands)	2020	2021	2022
Balance, beginning of period	$33,121	$36,425	$70,056
Increase during the year	3,304	33,631	38,965
Balance, end of period	$36,425	$70,056	$109,021
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of November 16, 2021, by and among nCino, Inc., Penny HoldCo, Inc., Dollar Merger Sub, Inc., Penny Merger Sub, LLC, SimpleNexus, LLC, Insight Venture Partners, LLC, and the other parties thereto	8-K	001-39380	2.1	November 17, 2021
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K12B	001-41211	3.2	January 10, 2022
4.1	Form of Common Stock Certificate					X
4.2	First Amended and Restated Investors’ Rights Agreement, dated February 12, 2015, as amended, among nCino, Inc. and certain holders of its capital stock.	S-1	333-239335	4.2	June 22, 2020
4.3	First Amendment to First Amended and Restated Investors’ Rights Agreement, dated May 25, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.3	July 6, 2020
4.4	Second Amendment to First Amended and Restated Investors’ Rights Agreement, dated November 23, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.4	July 6, 2020
4.5	Third Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 31, 2017, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.5	July 6, 2020
4.6	Fourth Amendment to First Amended and Restated Investors’ Rights Agreement, dated January 16, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.6	July 6, 2020
4.7	Fifth Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 12, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.7	July 6, 2020
4.8	Sixth Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 16, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.8	July 6, 2020
4.9	Seventh Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 30, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.9	July 6, 2020
4.10	Assignment and Assumption Agreement, dated January 7, 2022, by and among nCino, Inc. and nCino OpCo, Inc., with respect to the First Amended and Restated Investors’ Rights Agreement, dated as of February 12, 2015, by and among nCino, Inc. and certain Investors	8-K12B	001-41211	4.1	January 10, 2022
4.11	Description of Capital Stock					X
10.1†	nCino, Inc. 2014 Omnibus Stock Ownership and Long Term Incentive Plan and related form agreements.	S-1	333-239335	10.1	June 22, 2020
10.2†	nCino, Inc. 2019 Amended and Restated Equity Incentive Plan and related form agreements.	S-1/A	333-239335	10.2	July 6, 2020
10.3†	nCino, Inc. Employee Stock Purchase Plan.	S-1/A	333-239335	10.3	July 6, 2020

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4†	Amended and Restated Employment Agreement with Pierre Naudé.	S-1/A	333-239335	10.4	July 6, 2020
10.5†	Amended and Restated Employment Agreement with David Rudow.	S-1/A	333-239335	10.5	July 6, 2020
10.6†	Amended and Restated Employment Agreement with Joshua Glover.	S-1/A	333-239335	10.6	July 6, 2020
10.7++	Partner Application Distribution Agreement by and between Salesforce and the Company, dated June 19, 2020, as amended.	S-1	333-239335	10.7	June 22, 2020
10.8†	Form of Indemnification Agreement entered into by and between nCino, Inc. and its directors and executive officers.	S-1/A	333-239335	10.8	July 6, 2020
10.9†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its directors and executive officers relating to each applicable Indemnification Agreement					X
10.10†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its executive officers relating to each applicable Executive Employment Agreement					X
10.11	Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020.	8-K	001-39380	10.1	December 2, 2020
10.12	Amendment to Office Lease by and between Wilmington Investors LLC and nCino, Inc., dated November 25, 2020	8-K	001-39380	10.2	December 2, 2020
10.13	Agreement Regarding Exercise and Assignment of Purchase Option among nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020	8-K	001-39380	10.3	December 2, 2020
10.14	First Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated January 27, 2021	10-K	001-39380	10.12	March 31, 2021
10.15	Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	8-K	001-39380	10.1	April 7, 2021
10.16	Second Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	10-Q	001-39380	10.1	June 2, 2021
10.17+	Restrictive Covenant Agreement, dated as of November 16, 2021, by and among nCino, Inc. and the Insight Parties thereto	8-K	001-39380	10.1	November 17, 2021
10.18++	Parking Deck Rent Adjustment Notice	10-Q	001-39380	10.2	December 1, 2021
10.19	Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 11, 2022	8-K	001-41211	10.1	February 14, 2022
21.1	List of subsidiaries of nCino, Inc.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Extension Definition					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.
†	Management contract, compensatory plan or arrangement.
++	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certifications furnished in Exhibit 32.1 and 32. 2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.
Item 16. Form 10–K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: March 31, 2022	By:	/s/ Pierre Naudé
Pierre Naudé President and Chief Executive Officer; Director (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pierre Naudé	President and Chief Executive Officer; Director (Principal Executive Officer)	March 31, 2022
Pierre Naudé

/s/ David Rudow	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2022
David Rudow

/s/ Jeanette Sellers	Vice President of Accounting (Principal Accounting Officer)	March 31, 2022
Jeanette Sellers

/s/Steven Collins	Director	March 31, 2022
Steven Collins

/s/ Jon Doyle	Director	March 31, 2022
Jon Doyle

/s/ Jeffrey Horing	Director	March 31, 2022
Jeffrey Horing

/s/ Pam Kilday	Director	March 31, 2022
Pam Kilday

/s/ Spencer Lake	Director	March 31, 2022
Spencer Lake

/s/ Jeffrey Lunsford	Director	March 31, 2022
Jeffrey Lunsford

/s/ William Ruh	Director	March 31, 2022
William Ruh