Form 10-Q
period 2022-04-30
nCino, Inc.
filed 2022-06-01
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 110,198,817 shares of common stock, $0.0005 par value per share, as of May 27, 2022.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2022	April 30, 2022
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $4,183 and $3,388 at January 31, 2022 and April 30, 2022, respectively)	$88,014	$78,684
Accounts receivable, less allowance for doubtful accounts of $151 and $166 at January 31, 2022 and April 30, 2022, respectively	74,528	72,822
Costs capitalized to obtain revenue contracts, current portion, net	7,583	7,849
Prepaid expenses and other current assets	13,384	13,795
Total current assets	183,509	173,150
Property and equipment, net	60,677	68,371
Operating lease right-of-use assets, net	13,170	11,975
Costs capitalized to obtain revenue contracts, noncurrent, net	16,403	16,176
Goodwill	841,487	841,503
Intangible assets, net	180,122	173,094
Investment	4,031	4,031
Other long-term assets	1,615	8,501
Total assets	$1,301,014	$1,296,801
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,366	$8,842
Accrued compensation and benefits	21,454	13,900
Accrued expenses and other current liabilities	14,744	11,959
Deferred revenue, current portion	122,643	143,973
Financing obligations, current portion	621	646
Operating lease liabilities, current portion	3,548	3,514
Total current liabilities	174,376	182,834
Operating lease liabilities, noncurrent	11,198	10,005
Deferred income taxes, noncurrent	1,675	1,891
Deferred revenue, noncurrent	44	43
Financing obligations, noncurrent	33,478	33,303
Construction liability, noncurrent	9,736	13,469
Total liabilities	230,507	241,545
Commitments and contingencies (Notes 12 and 14)
Redeemable non-controlling interest (Note 3)	2,882	3,419
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2022 and April 30, 2022	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2022 and April 30, 2022; 109,778,542 and 110,128,561 shares issued and outstanding as of January 31, 2022 and April 30, 2022, respectively	55	55
Additional paid-in capital	1,277,258	1,290,295
Accumulated other comprehensive income (loss)	(72)	762
Accumulated deficit	(209,616)	(239,275)
Total stockholders’ equity	1,067,625	1,051,837
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,301,014	$1,296,801
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended April 30,
	2021	2022
Revenues
Subscription	$51,033	$79,189
Professional services and other	11,322	15,022
Total revenues	62,355	94,211
Cost of revenues
Subscription (related party $10,569 and $0, respectively)[1]	14,946	25,510
Professional services and other	11,353	14,792
Total cost of revenues	26,299	40,302
Gross profit	36,056	53,909
Operating expenses
Sales and marketing	18,425	29,339
Research and development	17,425	29,115
General and administrative	15,680	22,686
Total operating expenses	51,530	81,140
Loss from operations	(15,474)	(27,231)
Non-operating income (expense)
Interest income	57	2
Interest expense	(268)	(638)
Other income (expense), net	267	(1,573)
Loss before income taxes	(15,418)	(29,440)
Income tax provision	187	563
Net loss	(15,605)	(30,003)
Net loss attributable to redeemable non-controlling interest (Note 3)	(467)	(344)
Adjustment attributable to redeemable non-controlling interest (Note 3)	(130)	1,029
Net loss attributable to nCino, Inc.	$(15,008)	$(30,688)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.16)	$(0.28)
Weighted average number of common shares outstanding:
Basic and diluted	94,402,265	109,998,637
1See Note 9 "Reseller Agreement" and Note 15 "Related-Party Transactions."
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2021	2022
Net loss	$(15,605)	$(30,003)
Other comprehensive income (loss):
Foreign currency translation	(208)	680
Other comprehensive income (loss)	(208)	680
Comprehensive loss	(15,813)	(29,323)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(467)	(344)
Foreign currency translation attributable to redeemable non-controlling interest	(129)	(154)
Comprehensive loss attributable to redeemable non-controlling interest	(596)	(498)
Comprehensive loss attributable to nCino, Inc.	$(15,217)	$(28,825)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2021	93,643,759	$47	$585,956	$240	$(161,064)	$425,179
Exercise of stock options	1,651,343	1	7,884	—	—	7,885
Stock issuance upon vesting of restricted stock units	22,968	—	—	—	—	—
Stock-based compensation	—	—	7,064	—	—	7,064
Other comprehensive loss	—	—	—	(79)	—	(79)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	130	—	(15,138)	(15,008)
Balance, April 30, 2021	95,318,070	$48	$601,034	$161	$(176,202)	$425,041

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2022	109,778,542	$55	$1,277,258	$(72)	$(209,616)	$1,067,625
Exercise of stock options	156,975	—	772	—	—	772
Stock issuance upon vesting of restricted stock units	193,044	—	—	—	—	—
Stock-based compensation	—	—	13,294	—	—	13,294
Other comprehensive income	—	—	—	834	—	834
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,029)	—	(29,659)	(30,688)
Balance, April 30, 2022	110,128,561	$55	$1,290,295	$762	$(239,275)	$1,051,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2021	2022
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(15,008)	$(30,688)
Net loss and adjustment attributable to redeemable non-controlling interest	(597)	685
Net loss	(15,605)	(30,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,095	8,460
Non-cash operating lease costs	589	1,160
Amortization of costs capitalized to obtain revenue contracts	1,312	2,010
Amortization of debt issuance costs	—	40
Stock-based compensation	7,064	13,300
Deferred income taxes	62	210
Provision for (recovery of) bad debt	(12)	16
Net foreign currency (gains) losses	(566)	1,582
Change in operating assets and liabilities:
Accounts receivable	(192)	529
Costs capitalized to obtain revenue contracts	(1,493)	(2,161)
Prepaid expenses and other assets	1,076	(2,004)
Accounts payable	2,753	(2,317)
Accounts payable, related parties	478	—
Accrued expenses and other current liabilities	(8,782)	(10,827)
Deferred revenue	19,411	22,444
Operating lease liabilities	(632)	(1,191)
Net cash provided by operating activities	7,558	1,248
Cash flows from investing activities
Purchases of property and equipment	(522)	(4,694)
Net cash used in investing activities	(522)	(4,694)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	—	20,000
Payments on revolving credit facility	—	(20,000)
Payments of debt issuance costs	—	(364)
Exercise of stock options	7,885	772
Principal payments on financing obligations	(79)	(150)
Net cash provided by financing activities	7,806	258
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	437	(1,142)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,279	(4,330)
Cash, cash equivalents, and restricted cash, beginning of period	371,425	88,399
Cash, cash equivalents, and restricted cash, end of period	$386,704	$84,069

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$386,515	$78,684
Restricted cash included in other long-term assets	189	5,385
Total cash, cash equivalents, and restricted cash, end of period	$386,704	$84,069

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$80	$1
Cash paid for interest	$268	$621
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$5,863	$5,808
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Organization and Description of Business
Organization: On November 16, 2021, nCino, Inc. (now nCino OpCo, Inc., "nCino OpCo") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Penny HoldCo, Inc. (now nCino, Inc., "nCino, Inc."), a Delaware corporation incorporated on November 12, 2021 as a wholly-owned subsidiary of nCino OpCo, and certain other parties. On January 7, 2022, in connection with the closing of the transactions contemplated by the Merger Agreement, Penny HoldCo, Inc. changed its name to nCino, Inc. and nCino, Inc. changed its name to nCino OpCo, Inc. and became a wholly-owned subsidiary of nCino, Inc.
Merger: On January 7, 2022, pursuant to the Merger Agreement, nCino, Inc. and nCino OpCo completed a series of mergers in which nCino, Inc. became the parent of nCino OpCo and SimpleNexus, LLC ("SimpleNexus"). Each share of nCino OpCo common stock, par value $0.0005 per share issued and outstanding was converted into one fully paid and nonassessable share of nCino, Inc. common stock, par value $0.0005. nCino, Inc. became the successor issuer and reporting company to nCino OpCo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. On January 10, 2022, shares of nCino OpCo were suspended from trading on the Nasdaq Global Select Market, and shares of nCino, Inc. commenced using nCino OpCo's trading history under the ticker symbol "NCNO".
In these unaudited condensed consolidated financial statements, nCino OpCo and nCino, Inc., are collectively referred to as the "Company."
See Note 7 "Business Combinations" for additional information regarding the SimpleNexus acquisition.
Description of Business: The Company is a software-as-a-service ("SaaS") company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has offices in Lehi and Salt Lake City, Utah; Macon, Georgia; London, United Kingdom; Sydney and Melbourne, Australia; Toronto, Canada; and Tokyo, Japan.
Fiscal Year End: The Company’s fiscal year ends on January 31.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and applicable rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 31, 2022. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated. See the variable interest entity section below and Note 3 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest entity.
The Company is subject to the normal risks associated with technology companies that have not demonstrated sustainable income from operations, including product development, the risk of customer acceptance and market penetration of its products and services and, ultimately, the need to attain profitability to generate positive cash resources.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2023 or any future period.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Reclassification: The Company reclassified certain prior year amounts in the unaudited condensed consolidated statement of cash flows within the cash flows from operating activities to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities, stockholder’s deficit, or net loss.
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity ("VIE"). nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investment, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the unaudited condensed consolidated balance sheets. See Note 3 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest.
Redeemable Non-Controlling Interest: Redeemable non-controlling interest relates to minority investors of nCino K.K. An agreement with the minority investors of nCino K.K. contains redemption features whereby the interest held by the minority investors are redeemable either at the option of the (i) minority investors or (ii) the Company, both beginning on the eighth anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the unaudited condensed consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by the Company’s management are used for, but not limited to, revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, stand-alone selling price, and other revenue items requiring significant judgement; the average period of benefit associated with costs capitalized to obtain revenue contracts; fair value of assets acquired and liabilities assumed for business combinations; the useful lives of intangible assets; the valuation allowance on deferred tax assets; redemption value of redeemable non-controlling interest; and stock-based compensation. The Company assesses these estimates on a regular basis using historical experience and other factors. Actual results could differ from these estimates.
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2022 and April 30, 2022. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2022, one individual customer represented more than 12% of accounts receivable and, as of April 30, 2022, one customer represented 16% of accounts receivable. For the three months ended April 30, 2021 and 2022, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
included in other long-term assets at January 31, 2022 and April 30, 2022 on the unaudited condensed consolidated balance sheets.
Accounts Receivable and Allowances: A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes a contract asset in the form of accounts receivable when the Company has an unconditional right to payment, and the Company records a contract asset in the form of unbilled accounts receivable when revenues earned on a contract exceeds the billings. The Company’s standard billing terms are annual in advance, while SimpleNexus' standard billing terms are monthly in advance. An unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenues recognized for professional services performed but not yet billed and (ii) revenues recognized from non-cancelable, multi-year orders in which fees increase annually but for which the Company is not contractually able to invoice until a future period. Accounts receivable are reported at their gross outstanding balance reduced by an allowance for estimated receivable losses, which includes allowances for doubtful accounts and a reserve for expected credit losses.
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable, current market and economic conditions, and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns.
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended April 30,
	2021	2022
Balance, beginning of period	$88	$151
Charged to (recovery of) bad debt expense	(12)	16
Other	(24)	—
Translation adjustments	—	(1)
Balance, end of period	$52	$166
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
Debt Issuance Costs: Debt issuance costs are initially deferred and amortized to interest expense on a straight-line basis over the expected term of the debt. The Company uses the straight-line basis as it approximates the amounts calculated under the effective-interest method. Unamortized debt issuance costs related to the secured revolving credit facility are considered long-term and are included in other long-term assets in the unaudited condensed consolidated balance sheets.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of April 30, 2022, the Company controls a majority of the outstanding common stock in nCino K.K.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $2.3 million at April 30, 2022.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended April 30,
	2021	2022
Balance, beginning of period	$3,791	$2,882
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(467)	(344)
Foreign currency translation	(129)	(154)
Adjustment to redeemable non-controlling interest	(130)	1,029
Stock-based compensation expense[1]	—	6
Balance, end of period	$3,065	$3,419
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of January 31, 2022 and April 30, 2022 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2022 and April 30, 2022 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$11,129	$—	$—
Time deposits (included in other long-term assets)	385	—	—
Total assets	$11,514	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of April 30, 2022
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$12,096	$—	$—
Time deposits (included in other long-term assets)	385	—	—
Total assets	$12,481	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a nonrecurring basis include the investment accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three months ended April 30, 2021 and 2022, respectively.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended April 30,
	2021	2022
United States	$53,326	$79,929
International	9,029	14,282
	$62,355	$94,211
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2022 and April 30, 2022:

	As of January 31, 2022	As of April 30, 2022
Trade accounts receivable	$71,417	$70,132
Unbilled accounts receivable	2,161	2,052
Allowance for doubtful accounts	(151)	(166)
Other accounts receivable[1]	1,101	804
Total accounts receivable, net	$74,528	$72,822
1Includes $0.5 million and $0.3 million income tax receivable of as of January 31, 2022 and April 30, 2022, respectively.
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the three months ended April 30, 2022, $53.0 million of revenues were recognized out of the deferred revenue balance as of January 31, 2022.
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
Remaining performance obligations were $905.6 million as of April 30, 2022. The Company expects to recognize approximately 63% of its remaining performance obligation as revenues in the next 24 months, approximately 30% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2022	As of April 30, 2022
Furniture and fixtures	$7,503	$7,601
Computers and equipment	7,496	7,474
Buildings and land	33,977	33,977
Leasehold improvements	14,111	14,135
Construction in progress[1]	13,081	21,877
	76,168	85,064
Less accumulated depreciation	(15,491)	(16,693)
	$60,677	$68,371
1The increase in construction in progress is primarily due to construction for an additional office building that is on the property of our existing headquarters for which the Company is considered the owner for accounting purposes. See Note 14 "Commitments and Contingencies" for additional details including future commitments.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized depreciation expense as follows:

	Three Months Ended April 30,
	2021	2022
Cost of subscription revenues	$86	$90
Cost of professional services and other revenues	299	273
Sales and marketing	309	326
Research and development	432	549
General and administrative	155	189
Total depreciation expense	$1,281	$1,427
Note 7. Business Combinations
SimpleNexus
On January 7, 2022 (the "Acquisition Date") through a series of mergers, the Company acquired all outstanding membership interests of SimpleNexus which provides mobile-first homeownership software that spans engagement, origination, closing and business intelligence, headquartered in Lehi, Utah. The Company acquired SimpleNexus for its complementary products and mobile-first offerings and believes this will provide greater value for new and existing customers. The business combination is considered a related party transaction as entities affiliated with Insight Partners (“Insight Partners”) were equityholders of SimpleNexus and certain other parties in connection with the series of mergers, and other affiliates of Insight Partners are currently significant stockholders of the Company. The Company has included the financial results of SimpleNexus in the consolidated statements of operations from the Acquisition Date. The transaction costs associated with the acquisition were approximately $10.0 million and were recorded in general and administrative expenses for the fiscal year ended January 31, 2022. The Company also recognized $0.2 million in stock issuance costs associated with the share consideration that were reported as a reduction of additional paid-in capital within stockholders' equity.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The number of shares for stock consideration was based on a 20-day volume weighted average price fair value of $72.53 established prior to and including November 12, 2021 to determine the number of shares to be issued on the Acquisition Date. On the Acquisition Date, the Company's closing stock price was $50.82 per share.
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
Due to the timing and the magnitude of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2023, but no later than one year from the Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available, valuations are finalized and the tax returns for the pre-acquisition period are completed. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the review and valuation of intangible assets (including key assumptions, inputs and estimates), (ii) finalizing the Company's review of certain assets acquired and liabilities assumed, (iii) finalizing the evaluation and valuation of certain legal matters and/or loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (iv) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
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
Developed technology represents the preliminarily estimated fair value of SimpleNexus’ technology. Customer relationships represent the preliminarily estimated fair value of the underlying relationships with SimpleNexus' customers. Trade names represents the preliminarily estimated fair value of SimpleNexus’ company name. The Company continues to assess the rates used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships and trade name and customer attrition rate for customer relationships.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce and approximately $189.2 million is expected to be deductible for tax purposes.
Note 8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2022	$841,487
Translation adjustments	16
Balance, April 30, 2022	$841,503
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2022			As of April 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$83,625	$(4,804)	$78,821	$83,629	$(9,064)	$74,565
Customer relationships	91,711	(4,748)	86,963	91,712	(6,916)	84,796
Trademarks and trade name	14,626	(288)	14,338	14,626	(893)	13,733
	$189,962	$(9,840)	$180,122	$189,967	$(16,873)	$173,094

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized amortization expense as follows:

	Three Months Ended April 30,
	2021	2022
Cost of subscription revenues	$396	$4,262
Sales and marketing	418	2,771
Total amortization expense	$814	$7,033
The expected future amortization expense for intangible assets as of April 30, 2022 is as follows:

Fiscal Year Ending January 31,
2022 (remaining)	$21,088
2024	27,419
2025	26,587
2026	26,587
2027	25,545
Thereafter	45,868
$173,094
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. This agreement expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the three months ended April 30, 2021 and 2022 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022, the reseller is no longer considered a related party as of December 31, 2021 and the amounts disclosed related to them are accordingly presented while the reseller was considered a related party. The reseller was considered a related party for the three months ended April 30, 2021 and was no longer considered a related party for the three months ended April 30, 2022. The Company has recorded expenses of $10.6 million for the three months ended April 30, 2021. The Company continues to do business with the reseller. See also Note 15 "Related-Party Transactions."
Note 10. Stockholders’ Equity
At April 30, 2022, the Company committed a total of 31,049,997 shares of common stock for future issuance as follows:

Issued and outstanding stock options	2,463,322
Nonvested issued and outstanding restricted stock units ("RSUs")	4,071,125
Possible issuance under stock plans	24,515,550
31,049,997

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 11. Stock-Based Compensation
Stock Options
Stock option activity for the three months ended April 30, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2022	2,629,109	$6.72
Granted	—	—
Expired or forfeited	(8,812)	14.34
Exercised	(156,975)	4.95
Outstanding, April 30, 2022	2,463,322	$6.80
Exercisable, April 30, 2022	2,197,707	$5.78
Fully vested or expected to vest, April 30, 2022	2,436,761	$6.71
As of April 30, 2022, there was $0.7 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 Stock Plan ("2014 Plan") and 2019 Equity Incentive Plan (as amended and restated, "2019 Plan"). That cost is expected to be recognized over a weighted average period of 0.91 years.
Restricted Stock Units
RSU activity during the three months ended April 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2022	3,012,440	$45.62
Granted	1,355,616	46.87
Vested	(193,044)	64.86
Forfeited	(103,887)	45.03
Nonvested, April 30, 2022	4,071,125	$45.14
As of April 30, 2022, total unrecognized compensation expense related to non-vested RSUs was $154.7 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 3.48 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods will begin on January 1 and July 1.
The fair value of ESPP shares during the three months ended April 30, 2022 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards: (i) expected life of 0.5 years, (ii) expected volatility of 49.65%, (iii) expected dividends of 0.00%, (iv) risk-free interest rate of 0.22%.
As of April 30, 2022, total unrecognized compensation expense related to the ESPP was $0.3 million. That cost is expected to be recognized over the remaining term of the offering period that began on January 1, 2022 and will end on June 30, 2022.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock-Based Compensation Expense
Total stock-based compensation expense included in our consolidated statements of operations were as follows:

	Three Months Ended April 30,
	2021	2022
Cost of subscription revenues	$285	$376
Cost of professional services and other revenues	1,332	1,871
Sales and marketing	1,753	3,371
Research and development	1,543	2,832
General and administrative	2,151	4,850
Total stock-based compensation expense	$7,064	$13,300
Note 12. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend the leases for up to five years.
The components of lease expense were as follows:

	Three Months Ended April 30,
	2021	2022
Operating lease expense	$682	$965
Short-term lease expense	194	281
Variable lease expense	81	82
Total	$957	$1,328
Supplemental cash flow information related to operating leases were as follows:

	Three Months Ended April 30,
	2021	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$727	$1,006
Right-of-use assets obtained in exchange for operating lease liabilities	707	10
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of April 30, 2022 were 4.34 years and 4.4%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of April 30, 2022 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2023 (remaining)	$4,029
2024	3,454
2025	2,945
2026	2,219
2027	1,013
Thereafter	1,229
Total lease liabilities	14,889
Less: imputed interest	(1,370)
Total lease obligations	13,519
Less: current obligations	(3,514)
Long-term lease obligations	$10,005
As of April 30, 2022, the Company had an additional operating lease that had not yet commenced, which is excluded from the table above. The operating lease will commence in fiscal year 2023 and have total undiscounted future payments of $0.7 million with a lease term of 2 years.
Note 13. Revolving Credit Facility
On February 11, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, nCino OpCo (the “Borrower”), certain subsidiaries of the Company as guarantors, and Bank of America, N.A. as lender (the “Lender”), pursuant to which the Lender is providing to the Borrower a senior secured revolving credit facility of up to $50.0 million (the “Credit Facility”). The Credit Facility includes borrowing capacity available for letters of credit subject to a sublimit of $7.5 million. Any issuance of letters of credit will reduce the amount available under the Credit Facility.
Borrowings under the Credit Facility bear interest, at the Borrower’s option, at: (i) a base rate equal to the greater of (a) the Lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Bloomberg Short Term Bank Yield Index ("BSBY") rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. The Company is also required to pay an unused commitment fee to the Lender of 0.25% of the average daily unutilized commitments. The Company must also pay customary letter of credit fees.
Borrowings under the Credit Facility are scheduled to mature on February 11, 2024, and the Company may repay amounts borrowed any time without penalty. Borrowings under the Credit Facility may be reborrowed.
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the lender which is considered restricted cash and is included in other long-term assets at April 30, 2022 on the unaudited condensed consolidated balance sheets.
The Credit Facility is guaranteed by the Company and each of its current and future material domestic subsidiaries (the “Guarantors”) and secured by substantially all of the personal property, subject to customary exceptions, of the Borrower and the Guarantors, in each case, now owned or later acquired, including a pledge of all of the Borrower’s capital stock, the capital stock of all of the Company’s domestic subsidiaries, and 65% of the capital stock of foreign subsidiaries that are directly owned by the Borrower or a Guarantor.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
As of April 30, 2022, unamortized debt issuance costs were $0.3 million and are included in other long-term assets.
As of April 30, 2022, the Company had no amounts outstanding or letters of credit issued on the Credit Facility and was in compliance with all covenants. The available borrowing capacity under the Credit Facility was $50.0 million as of April 30, 2022.
Note 14. Commitments and Contingencies
Purchase Commitments
The Company’s purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily licenses and hosting services, entered into in the ordinary course of business.
Financing Obligations and Construction Liabilities
The Company entered into a new lease agreement for the Company's headquarters in November 2020 with a new lessor. The lease goes through 2035 with options to renew. Due to a purchase option contained in the lease, the Company is deemed to have continuing involvement and is considered to be the owner of the Company's headquarters for accounting purposes. As a result, the Company did not meet the criteria to apply sale-leaseback accounting and therefore, recorded an asset and corresponding financing obligation for $16.3 million at inception of the lease. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The fair value of the leased property and corresponding financing obligation are included in property and equipment, net and financing obligations on the unaudited condensed consolidated balance sheets, respectively.
In January 2021, the Company entered into an agreement for a parking deck which is an addition to the Company's existing headquarters building. Due to the Company also being deemed to be the owner of the parking deck for accounting purposes, the costs associated with the construction of the parking deck were capitalized as construction in progress with a corresponding construction liability through construction. Upon completion of the parking deck in September 2021, for approximately $17.7 million, the costs of the construction in progress and the corresponding construction liability were reclassified to property and equipment, net and financing obligations on the unaudited condensed consolidated balance sheets, respectively. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting.
In April 2021, the Company entered into a new lease agreement for the construction of an additional office building that is on the property of the Company's existing headquarters. Due to the Company also being deemed to be the owner of the additional building for accounting purposes, the costs associated with the construction of the building will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $24.0 million. Upon completion of the building, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The costs of the construction in progress and corresponding construction liability are included in property and equipment, net and construction liability, noncurrent on the unaudited condensed consolidated balance sheets, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of April 30, 2022 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2023 (remaining)	4,073	2,059
2024	4,480	2,804
2025	3,040	2,867
2026	1,503	2,931
2027	1,104	2,996
Thereafter	—	33,260
Total	$14,200	$46,917
Residual financing obligations and assets		9,975
Less: amount representing interest		(22,943)
Financing obligations		$33,949
Indemnification
In the ordinary course of business, the Company generally includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying unaudited condensed consolidated financial statements.
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
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina (the "District Court"). The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. ("Live Oak") and Apiture, Inc. ("Apiture") not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. On April 28, 2022, the District Court approved settlements between the plaintiff and defendant Live Oak in the amount of approximately $3.9 million and unnamed party Apiture in the amount of approximately $0.8 million. Although there can be no assurance with respect to the outcome of this matter, the Company believes the alleged claims are not meritorious and intends to defend itself vigorously.
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Given the uncertainty and preliminary stages of these matters, the Company is unable to reasonably estimate any possible loss or range of loss that may result.
Other Commitments and Contingencies
The Company may be subject to audits related to its non-income taxes by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company accrues for any assessments if deemed probable and estimable.
Note 15. Related-Party Transactions
The Company’s largest vendor is also an equityholder in the Company. Total payments related to the agreement with this party are disclosed in Note 9 "Reseller Agreement." The Company also purchases services from this party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement for the purchase of services. In December 2021, this agreement was renewed for one year and expires in December 2022. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022, this vendor is no longer considered a related party as of December 31, 2021, and the amounts disclosed related to them are accordingly presented while the vendor was considered a related party. The vendor was considered a related party for the three months ended April 30, 2021, and was no longer considered a related party for the three months ended April 30, 2022. Total payments for these services recorded to expenses were $0.4 million for the three months ended April 30, 2021. The Company continues to do business with the vendor.
The Company entered into a Merger Agreement on January 7, 2022, as disclosed in Note 1 "Organization and Description of Business" and Note 7 "Business Combinations." Affiliates of Insight Partners were equityholders of SimpleNexus and certain other parties in connection with the Merger Agreement transaction, and other affiliates of Insight Partners are currently significant stockholders of the Company.
Note 16. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended April 30, 2021 and 2022 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2021	2022
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(15,008)	$(30,688)
Denominator
Weighted-average common shares outstanding	94,402,265	109,998,637
Basic and diluted loss per share attributable to nCino, Inc.	$(0.16)	$(0.28)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2021	2022
Stock options issued and outstanding	3,788,794	2,463,322
Nonvested RSUs issued and outstanding	2,526,767	4,071,125
Shares issuable pursuant to the ESPP	—	70,817

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 31, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to "fiscal 2023" refer to the fiscal year ended January 31, 2023.
Overview
nCino is a leading global provider of cloud-based software for financial institutions. We empower banks, credit unions, and independent mortgage banks with the technology they need to meet ever-changing client expectations and regulatory requirements, gain increased visibility into their operations and performance, replace legacy systems, and operate digitally and more competitively. Our solution, the nCino Bank Operating System, digitizes, automates, and streamlines inefficient and complex processes and workflow, and utilizes data analytics and artificial intelligence and machine learning ("AI/ML") to enable banks and credit unions to more effectively onboard new clients, make loans and manage the entire loan life cycle, open deposit and other accounts, and manage regulatory compliance. Additionally, SimpleNexus' digital homeownership platform, which we acquired on January 7, 2022 (the "Acquisition Date"), unites people, systems, and stages of the mortgage process into a seamless end-to-end journey. We serve financial institution customers of all sizes and complexities, including global financial institutions, enterprise banks, regional banks, community banks, credit unions, new market entrants, such as challenger banks, and, through SimpleNexus, independent mortgage banks. Our customers deploy and utilize our technology, which can be accessed anytime, anywhere, and from any internet-enabled device, for mission critical functions across their organizations.
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
We were founded in a bank with the goal of improving that institution’s operations and client service. Realizing the problems we were addressing were endemic to virtually all banks and credit unions, we were spun out as a separate company in late 2011 with the vision of providing a comprehensive solution to onboard clients, originate any type of loan, and open any type of account on a single cloud-based platform. We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks. We introduced this solution to enterprise banks in the United States in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe, and APAC. In fiscal 2020, we acquired nCino Portfolio Analytics, LLC (formerly Visible Equity) and FinSuite and combined the acquired technology with certain of our internally-developed technology to launch nCino IQ ("nIQ"). nIQ helps our customers improve operational and financial performance by using AI/ML to increase efficiency through automation and analytics to gain greater insights into their operations and client interactions. In January 2022, we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the United States.
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
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of April 30, 2022, we had 282 sales and sales support personnel in the United States, including SimpleNexus, and 84 sales and support personnel in offices outside the United States.
To help customers go live with the nCino Bank Operating System, we offer professional services including configuration and implementation, training and advisory services. For larger financial institutions, we generally work with system integrators ("SIs") such as Accenture, Deloitte, PwC, and West Monroe Partners for the delivery of professional services for the nCino Bank Operating System, while we have historically performed professional services for smaller financial institutions ourselves. We expect larger financial institutions to make up a greater proportion of our nCino Bank Operating System sales and to increasingly outsource professional services for smaller banks and credit unions to SIs in the future. As a result, we expect the mix of our total revenues to become more heavily weighted toward subscription revenues.
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
On the Acquisition Date, we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the United States, for an aggregate purchase price of $933.6 million. As a result of the acquisition, SimpleNexus became a wholly owned subsidiary of nCino, Inc. Our consolidated results of operations for the three months ended April 30, 2022 include the operating results of SimpleNexus from the Acquisition Date. See Note 7 "Business Combinations" of the notes to our consolidated financial statements included in of Part I, Item I of this Quarterly Report on Form 10-Q for additional information. Given it was prior to the Acquisition Date, no operating results for SimpleNexus are included in the comparative period for the three months ended April 30, 2021. SimpleNexus offers a suite of products that enables loan officers, borrowers, real estate agents, settlement agents and others to easily engage in the homeownership process from any internet-enabled device.
For the three months ended April 30, 2021 and 2022, our total revenues were $62.4 million and $94.2 million, respectively, representing a 51.1% increase. Our revenues for the three months ended April 30, 2022 include $14.8 million in revenues from SimpleNexus. For the three months ended April 30, 2021 and 2022, our subscription revenues were $51.0 million and $79.2 million, respectively, representing a 55.2% increase. Our subscription-based revenues for the three months ended April 30, 2022 include $13.6 million from SimpleNexus. Due to our continuing investment in growth, we recorded net losses attributable to nCino of $15.0 million and $30.7 million for the three months ended April 30, 2021 and 2022, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 15.2% of total revenues for the three months ended April 30, 2022. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the

United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
COVID-19 Effects on Demand for Our Solutions. To help our customers service demand for Paycheck Protection Program ("PPP") loans under the CARES Act beginning in April 2020, we adapted our Small Business Administration loan solution to the requirements of the PPP and rapidly introduced it to the market. Using our PPP solution, since the inception of PPP funding, our financial institution customers have processed hundreds of thousands of applications.
In light of the extraordinary nature of this market demand, we offered our PPP solution on one- or two-year terms as well as on a multi-year basis co-terminus with existing contracts. Seats for our PPP solution were activated immediately, which caused subscription revenues from these seats to be recognized sooner than is typical with the phased seat activations usually offered to customers. We believe that the emergency purchases of our PPP solution, coupled with the disruptive effect of COVID-19 on the economy more generally, may have had the effect of moderating revenue growth rates in fiscal 2022. In addition, our revenue growth rates in fiscal 2023 and our subscription revenue retention rates may be adversely affected upon the expiration of access and use rights to our PPP solution to the extent such rights are not re-purposed for other applications.
Interest Rate Environment. We are continuing to operate in a rising interest rate environment. To date, we have not suffered a material negative impact as a result of rising interest rates, including with respect to our digital homeownership platform revenue, but we continue to monitor the impact the rise in interest rates and any future rise in interest rates may have on our business.
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
•nIQ for which we generally charge based on the asset size of the customer or on a usage basis.

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
Cost of Revenues and Gross Margin
Cost of Subscription Revenues. Cost of subscription revenues consists of fees paid to Salesforce for access to the Salesforce Platform, including Salesforce’s hosting infrastructure and data center operations, along with certain integration fees paid to other third parties. When we resell access to Salesforce’s CRM solution, cost of subscription revenues also includes the subscription fees we remit to Salesforce for providing such access. We also incur costs associated with access to other platforms. In addition, cost of subscription revenues includes personnel-related costs associated with delivering maintenance and support services, including salaries, benefits and stock-based compensation expense, travel and related costs, amortization of acquired developed technology, and allocated overhead. Our subscription gross margin will vary from period to period as a function of the utilization of support personnel and the extent to which we recognize subscription revenues from the resale of Salesforce’s CRM solution.
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
Interest Expense. Interest expense consists primarily of interest related to our financing obligations along with interest expense on borrowings, commitment fees, and amortization of debt issuance costs associated with our secured revolving credit facility.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected consolidated statements of operations data for three months ended April 30, 2021 and 2022 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended April 30,
	2021	2022
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$51,033	$79,189
Professional services and other revenues	11,322	15,022
Total revenues	62,355	94,211
Cost of revenues:
Cost of subscription revenues	14,946	25,510
Cost of professional services and other revenues	11,353	14,792
Total cost of revenues	26,299	40,302
Gross profit	36,056	53,909
Operating expenses:
Sales and marketing	18,425	29,339
Research and development	17,425	29,115
General and administrative	15,680	22,686
Total operating expenses	51,530	81,140
Loss from operations	(15,474)	(27,231)
Non-operating income (expense):
Interest income	57	2
Interest expense	(268)	(638)
Other income (expense), net	267	(1,573)
Loss before income taxes	(15,418)	(29,440)
Income tax provision	187	563
Net loss	(15,605)	(30,003)
Net loss attributable to redeemable non-controlling interest	(467)	(344)
Adjustment attributable to redeemable non-controlling interest	(130)	1,029
Net loss attributable to nCino, Inc.	$(15,008)	$(30,688)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.16)	$(0.28)
Weighted average number of common shares outstanding:
Basic and diluted	94,402,265	109,998,637
The Company recognized stock-based compensation expense as follows:

	Three Months Ended April 30,
($ in thousands)	2021	2022
Cost of subscription revenues	$285	$376
Cost of professional services and other revenues	1,332	1,871
Sales and marketing	1,753	3,371
Research and development	1,543	2,832
General and administrative	2,151	4,850
Total stock-based compensation expense	$7,064	$13,300

The Company recognized amortization expense as follows:

	Three Months Ended April 30,
($ in thousands)	2021	2022
Cost of subscription revenues	$396	$4,262
Sales and marketing	418	2,771
Total amortization expense	$814	$7,033

	Three Months Ended April 30,
	2021	2022
Revenues:
Subscription revenues	81.8%	84.1%
Professional services and other revenues	18.2	15.9
Total revenues	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.3	32.2
Cost of professional services and other revenues	100.3	98.5
Total cost of revenues	42.2	42.8
Gross profit	57.8	57.2
Operating expenses:
Sales and marketing	29.5	31.1
Research and development	27.9	30.9
General and administrative	25.1	24.1
Total operating expenses	82.5	86.1
Loss from operations	(24.7)	(28.9)
Non-operating income (expense):
Interest income	0.1	—
Interest expense	(0.4)	(0.7)
Other income (expense), net	0.4	(1.7)
Loss before income taxes	(24.6)	(31.3)
Income tax provision	0.3	0.6
Net loss	(24.9)%	(31.9)%
Comparison of the Three Months Ended April 30, 2021 and 2022
Revenues

	Three Months Ended April 30,
($ in thousands)	2021		2022
Revenues:
Subscription revenues	$51,033	81.8%	$79,189	84.1%
Professional services and other revenues	11,322	18.2	15,022	15.9
Total revenues	$62,355	100.0%	$94,211	100.0%
Subscription Revenues
Subscription revenues increased $28.2 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisition of SimpleNexus, and growth from existing customers within and across lines of business. Of the increase, 26.5% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, 25.3% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended April 30, 2021, and 48.2% was attributable to revenues from SimpleNexus. Subscription revenues were 84.1% of total revenues for the three months ended April 30, 2022 compared to 81.8% of total revenues for the three months ended April 30, 2021, primarily due to growth in our installed base and SimpleNexus.
Professional Services and Other Revenues
Professional services and other revenues increased $3.7 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. 33.7% of the increase was attributable to revenues from SimpleNexus.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
($ in thousands)	2021		2022
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$14,946	29.3%	$25,510	32.2%
Cost of professional services and other revenues	11,353	100.3	14,792	98.5
Total cost of revenues	$26,299	42.2	$40,302	42.8
Gross profit	$36,056	57.8%	$53,909	57.2%
Cost of Subscription Revenues
Cost of subscription revenues increased $10.6 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, generating a gross margin for subscription revenues of 67.8% compared to a gross margin of 70.7% for the three months ended April 30, 2021. The decrease in gross margin percentage is primarily due to amortization expense increased for acquired developed technology by $3.9 million related to the acquisition of SimpleNexus. Costs related to Salesforce user fees increased $2.7 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $2.5 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $1.1 million as we added new employees, including the headcount from the acquisition of SimpleNexus. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $3.4 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, generating a gross margin for professional services and other revenues of 1.5% compared to a gross margin of (0.3)% for the three months ended April 30, 2021. For the three months ended April 30, 2022, personnel costs, including stock-based compensation expense, increased $2.9 million for the professional services team compared to the three months ended April 30, 2021 due to increased headcount, including the headcount from the acquisition of SimpleNexus. The increase in cost of professional services and other revenues also included an increase of $0.3 million in allocated overhead costs due to growth supporting our continued business expansion. The increase in our professional services and other gross margin for the three months ended April 30, 2022 was primarily due to an improved mix and use of our billable resources on our professional services teams.
We expect the cost of professional services and other revenues to increase in absolute dollars in the near term as we add new customer subscriptions where we provide professional services.

Operating Expenses

	Three Months Ended April 30,
($ in thousands)	2021		2022
Operating expenses:
Sales and marketing	$18,425	29.5%	$29,339	31.1%
Research and development	17,425	27.9	29,115	30.9
General and administrative	15,680	25.1	22,686	24.1
Total operating expenses	51,530	82.5	81,140	86.1
Loss from operations	$(15,474)	(24.7)%	$(27,231)	(28.9)%
Sales and Marketing
Sales and marketing expenses increased $10.9 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to an increase of $6.2 million in personnel costs, including stock-based compensation expense, resulting mainly from an increase in headcount on the sales and marketing teams, including the headcount from the acquisition of SimpleNexus. This increase was partially offset by a decrease in expatriate tax equalization expenses compared to the three months ended April 30, 2021. Amortization expense for acquired customer relationships and trade name increased $2.4 million related to the acquisition of SimpleNexus. The increase in sales and marketing expenses also included an increase of $1.1 million in sales-related travel costs, an increase of $0.7 million in marketing costs, and an increase of $0.6 million in allocated overhead costs.
Our sales and marketing headcount grew by 161 from April 30, 2021 to April 30, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.
Research and Development
Research and development expenses increased $11.7 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to an increase of $11.2 million in personnel costs, including stock-based compensation expense, resulting mainly from an increase in headcount, including the headcount from the acquisition of SimpleNexus. The increase in research and development expenses also included an increase of $1.1 million in allocated overhead costs due to growth supporting our continued business expansion and a $0.3 million increase in travel-related costs, partially offset by a $0.9 million decrease in third-party professional fees attributable to contract research and development spend.
Our research and development headcount grew by 216 from April 30, 2021 to April 30, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect research and development expenses to increase in absolute dollars due to higher headcount as we continue to develop new, and further enhance our current solutions.
General and Administrative
General and administrative expenses increased $7.0 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to an increase of $6.1 million in personnel costs, including stock-based compensation expense, from additional headcount as we continued to scale our business, including headcount from the acquisition of SimpleNexus, and an increase of $0.9 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount grew by 71 from April 30, 2021 to April 30, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth, fees and expenses related to the Antitrust Matters, and additional expenses of being a public company.

Non-Operating Income (Expense)

	Three Months Ended April 30,
($ in thousands)	2021		2022
Interest income	$57	0.1%	$2	0.0%
Interest expense	(268)	(0.4)	(638)	(0.7)
Other income (expense), net	267	0.4	(1,573)	(1.7)
Interest income decreased $0.1 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to a decrease in interest rates. Interest expense increased $0.4 million primarily due to a full year of expense and a larger balance on our financing obligations for leases for which we are considered the owners for accounting purposes. The decrease of $1.8 million in other income (expense), net was primarily driven by intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Three Months Ended April 30,
($ in thousands)	2021		2022
Income tax provision	$187	0.3%	$563	0.6%
Income tax provision was $0.6 million for the three months ended April 30, 2022 compared to a provision of $0.2 million for the three months ended April 30, 2021, and resulted in an effective tax rate of (1.9)% compared to (1.2)% in the prior fiscal year.
We continue to maintain a valuation allowance against our deferred tax assets in most jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgement and the use of estimates.
Beginning with the three months ended April 30, 2022, we began to follow Internal Revenue Code Section 174, as amended by the Tax Cuts and Jobs Act of 2017. For U.S. income tax purposes, the option to currently deduct research and development expenditures is no longer available and requires taxpayers to capitalize and amortize these expenditures over either a five- or fifteen-year period. This will result in the repartition of our deferred tax asset balances from net operating losses and tax credit carryforwards to non-tax attribute deferred tax balances. In addition, this could reduce our operating cash flows in future periods through cash remittances of U.S. federal and state income tax.
Effects of COVID-19
COVID-19 began affecting our business in our first quarter fiscal 2021. To date, we have not experienced a material increase in customers’ delaying purchase decisions or cancellations nor have we had a material impact from vendors and third-party service providers we rely on. Beginning in mid-March 2020, we implemented a company-wide work-from-home requirement for all of our employees and suspended all work-related travel. We have eased some of these restrictions, and now operate under a hybrid work model which allows for voluntary work-related travel. Employees have the choice to work remotely, voluntarily at an nCino office building location, or both, subject to health and safety protocols and any local ordinances. To the extent COVID-19 has measurably affected our historical financial results, we have noted such effects in the discussion above. We are aware that there are effects of the COVID-19 pandemic in terms of efficiency, productivity, workforce retention and other matters that are not directly measurable. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the ultimate duration, severity and spread of the pandemic, the effectiveness of COVID-19 vaccinations, the effects of the pandemic on financial institutions generally as well as on our customers, their clients and on our business partners in particular, restrictions on travel and other actions that may be taken by governmental authorities and other factors. For further information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—COVID-19 Effects on Demand for Our Solutions” and “Risk Factors—Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business, and results of operations," included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 31, 2022.

Non-GAAP Financial Measure
In addition to providing financial measurements based on GAAP, we provide an additional financial metric that is not prepared in accordance with GAAP (non-GAAP). Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, and to evaluate our financial performance. We believe that this non-GAAP financial measure helps us to identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of the non-GAAP financial measure.
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
Non-GAAP operating loss. Non-GAAP operating loss is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses for SimpleNexus, and expenses related to the Antitrust Matters. Non-GAAP operating loss is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating loss eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense). We do not believe SimpleNexus acquisition-related expenses and fees and expenses related to the Antitrust Matters are indicative of the Company's ongoing operating performance and hinder comparability with prior and future performance.
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
The following table reconciles non-GAAP operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended April 30,
($ in thousands)	2021	2022
GAAP loss from operations	$(15,474)	$(27,231)
Adjustments
Amortization of intangible assets	814	7,033
Stock-based compensation expense	7,064	13,300
Acquisition-related expenses	—	1,497
Fees and expenses related to the Antitrust Matters	3,263	1,732
Total adjustments	11,141	23,562
Non-GAAP operating loss	$(4,333)	$(3,669)
Liquidity and Capital Resources
As of April 30, 2022, we had $78.7 million in cash and cash equivalents, and an accumulated deficit of $239.3 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.

To date, we have funded our capital needs through issuances of common stock and collections from our customers. Beginning in the three months ended April 30, 2022, we supplemented our liquidity with our revolving line of credit. In July 2020, we closed our IPO of 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' options to purchase additional shares) at a public offering price of $31.00 per share, resulting in aggregate net proceeds to us of $268.4 million after deducting underwriting discounts and commissions. We used a majority of the proceeds from our initial public offering in July 2020, which were in our cash and cash equivalents on the balance sheet, to consummate the acquisition of SimpleNexus in January 2022. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings. In addition, our advanced billing and collection coupled with our recent growth has resulted in our cash used in operating activities generally being less than our net operating losses in recent periods.
On February 11, 2022, we entered into a credit agreement for a senior secured revolving credit facility (the "Credit Facility") of up to $50.0 million. We borrowed and repaid an amount of $20.0 million under such credit facility during the three months ended April 30, 2022. As of April 30, 2022, the Company had no amounts outstanding or letters of credit issued on the Credit Facility and was in compliance with all covenants. See Note 13 "Revolving Credit Facility" of Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We believe that current cash and cash equivalents as well as borrowings available under our revolving credit facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, investments in office facilities and other capital expenditure requirements, and any potential future acquisitions. We expect capital expenditures will be appreciably higher in absolute dollars in fiscal 2023 for planned office build-outs compared to prior fiscal years to accommodate our growth, which we estimate to be approximately $10.1 million remaining to complete at April 30, 2022. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2022 and April 30, 2022, the redeemable non-controlling interest was $2.9 million and $3.4 million, respectively.
As part of our joint venture obligations, we expect we may be required to make an additional cash capital contribution of up to $5.0 million to nCino K.K. during the course of the current fiscal year.
Cash Flows
Summary Cash Flow information for the three months ended April 30, 2021 and 2022 are set forth below:

	Three Months Ended April 30,
($ in thousands)	2021	2022
Net cash provided by operating activities	$7,558	$1,248
Net cash used in investing activities	(522)	(4,694)
Net cash provided by financing activities	7,806	258

Net Cash Provided by Operating Activities
The $1.2 million provided by operating activities in the three months ended April 30, 2022 reflects our net loss of $30.0 million, offset by $26.8 million in non-cash charges and $4.5 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $22.4 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $0.5 million decrease in accounts receivable. The cash generated by working capital accounts was partially offset by a $10.8 million decrease in accrued expenses and other current liabilities, a $2.3 million decrease in accounts payable, payments of $2.2 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.0 million increase in prepaid expenses and other assets, and a $1.2 million decrease in operating lease liabilities.
The $7.6 million provided by operating activities in the three months ended April 30, 2021 reflects our net loss of $15.6 million, offset by $10.5 million in non-cash charges and $12.6 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts, partially offset by foreign currency gains related to intercompany loans and transactions. Cash generated by working capital accounts was principally a function of a $19.4 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers, a $3.2 million increase in accounts payable, and a $1.1 million decrease in prepaid expenses and other assets. The cash generated by working capital accounts was partially offset by a $8.8 million decrease in accrued expenses and other current liabilities, payments of $1.5 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $0.6 million decrease in operating lease liabilities, and a $0.2 million increase in accounts receivable.
Net Cash Used in Investing Activities
We used $4.7 million and $0.5 million in investing activities in the three months ended April 30, 2022 and 2021, respectively, for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
Net Cash Provided by Financing Activities
The $0.3 million provided by financing activities in the three months ended April 30, 2022 was comprised principally of $0.8 million of proceeds from the exercise of stock options, partially reduced by payments of debt issuance costs of $0.4 million and principal payments of $0.2 million on financing obligations. We borrowed and repaid $20.0 million under our revolving credit facility during the three months ended April 30, 2022. The $7.8 million provided by financing activities in the three months ended April 30, 2021 was comprised principally of $7.9 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by principal payments of $0.1 million on the financing obligation.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes and our revolving credit facility when we have outstanding borrowings. See Note 12 "Leases," Note 13 "Revolving Credit Facility," and Note 14 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be significant.

There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 31, 2022.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, if applicable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At April 30, 2022, we had cash, cash equivalents and restricted cash of $84.1 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the BSBY rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. At April 30, 2022, we had no outstanding borrowings.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at April 30, 2022, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at April 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
In February 2022, we obtained a senior secured revolving credit facility. We developed new policies and underlying control activities around the accounting for the revolving credit facility, including the review of debt covenants. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
There are no material changes to the risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 31, 2022 under the heading "Risk Factors." You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operation. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K12B	001-41211	3.2	January 10, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: June 1, 2022	By:	/s/ Pierre Naudé
Pierre Naudé Chairman and Chief Executive Officer; Director (Principal Executive Officer)

Date: June 1, 2022	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)