Form 10-Q
period 2022-07-31
nCino, Inc.
filed 2022-09-01
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 110,850,723 shares of common stock, $0.0005 par value per share, as of August 26, 2022.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2022	July 31, 2022
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $4,183 and $2,954 at January 31, 2022 and July 31, 2022, respectively)	$88,014	$86,148
Accounts receivable, less allowance for doubtful accounts of $151 and $301 at January 31, 2022 and July 31, 2022, respectively	74,528	68,347
Costs capitalized to obtain revenue contracts, current portion, net	7,583	8,149
Prepaid expenses and other current assets	13,384	14,127
Total current assets	183,509	176,771
Property and equipment, net	60,677	73,114
Operating lease right-of-use assets, net	13,170	11,770
Costs capitalized to obtain revenue contracts, noncurrent, net	16,403	16,172
Goodwill	841,487	840,726
Intangible assets, net	180,122	166,056
Investment	4,031	4,031
Other long-term assets	1,615	7,719
Total assets	$1,301,014	$1,296,359
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,366	$9,456
Accrued compensation and benefits	21,454	12,576
Accrued expenses and other current liabilities	14,744	13,095
Deferred revenue, current portion	122,643	151,541
Financing obligations, current portion	621	671
Operating lease liabilities, current portion	3,548	3,806
Total current liabilities	174,376	191,145
Operating lease liabilities, noncurrent	11,198	9,468
Deferred income taxes, noncurrent	1,675	2,163
Deferred revenue, noncurrent	44	14
Financing obligations, noncurrent	33,478	33,125
Construction liability, noncurrent	9,736	16,004
Total liabilities	230,507	251,919
Commitments and contingencies (Notes 12 and 14)
Redeemable non-controlling interest (Note 3)	2,882	3,219
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2022 and July 31, 2022	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2022 and July 31, 2022; 109,778,542 and 110,616,050 shares issued and outstanding as of January 31, 2022 and July 31, 2022, respectively	55	55
Additional paid-in capital	1,277,258	1,306,339
Accumulated other comprehensive income (loss)	(72)	1,219
Accumulated deficit	(209,616)	(266,392)
Total stockholders’ equity	1,067,625	1,041,221
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,301,014	$1,296,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Revenues
Subscription	$53,934	$84,445	$104,967	$163,634
Professional services and other	12,585	15,182	23,907	30,204
Total revenues	66,519	99,627	128,874	193,838
Cost of revenues
Subscription (related party $11,151, $0, $21,720, and $0, respectively)[1]	15,308	26,145	30,254	51,655
Professional services and other	11,267	15,076	22,620	29,868
Total cost of revenues	26,575	41,221	52,874	81,523
Gross profit	39,944	58,406	76,000	112,315
Operating expenses
Sales and marketing	19,216	32,512	37,641	61,851
Research and development	18,609	29,701	36,034	58,816
General and administrative	15,287	21,199	30,967	43,885
Total operating expenses	53,112	83,412	104,642	164,552
Loss from operations	(13,168)	(25,006)	(28,642)	(52,237)
Non-operating income (expense)
Interest income	59	26	116	28
Interest expense	(330)	(631)	(598)	(1,269)
Other income (expense), net	(337)	(1,014)	(70)	(2,587)
Loss before income taxes	(13,776)	(26,625)	(29,194)	(56,065)
Income tax provision	487	799	674	1,362
Net loss	(14,263)	(27,424)	(29,868)	(57,427)
Net loss attributable to redeemable non-controlling interest (Note 3)	(403)	(307)	(870)	(651)
Adjustment attributable to redeemable non-controlling interest (Note 3)	(177)	128	(307)	1,157
Net loss attributable to nCino, Inc.	$(13,683)	$(27,245)	$(28,691)	$(57,933)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.14)	$(0.25)	$(0.30)	$(0.53)
Weighted average number of common shares outstanding:
Basic and diluted	95,661,756	110,391,865	95,042,448	110,198,509
1See Note 9 "Reseller Agreement" and Note 15 "Related-Party Transactions."
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Net loss	$(14,263)	$(27,424)	$(29,868)	$(57,427)
Other comprehensive income (loss):
Foreign currency translation	(442)	429	(650)	1,109
Other comprehensive income (loss)	(442)	429	(650)	1,109
Comprehensive loss	(14,705)	(26,995)	(30,518)	(56,318)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(403)	(307)	(870)	(651)
Foreign currency translation attributable to redeemable non-controlling interest	(22)	(28)	(151)	(182)
Comprehensive loss attributable to redeemable non-controlling interest	(425)	(335)	(1,021)	(833)
Comprehensive loss attributable to nCino, Inc.	$(14,280)	$(26,660)	$(29,497)	$(55,485)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, April 30, 2021	95,318,070	$48	$601,034	$161	$(176,202)	$425,041
Exercise of stock options	316,241	—	1,315	—	—	1,315
Stock issuance upon vesting of restricted stock units	293,430	—	—	—	—	—
Stock-based compensation	—	—	7,640	—	—	7,640
Other comprehensive loss	—	—	—	(420)	—	(420)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	177	—	(13,860)	(13,683)
Balance, July 31, 2021	95,927,741	$48	$610,166	$(259)	$(190,062)	$419,893

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, April 30, 2022	110,128,561	$55	$1,290,295	$762	$(239,275)	$1,051,837
Exercise of stock options	148,419	—	1,084	—	—	1,084
Stock issuance upon vesting of restricted stock units	246,834	—	—	—	—	—
Stock issuance under the employee stock purchase plan	92,236	—	2,424	—	—	2,424
Stock-based compensation	—	—	12,664	—	—	12,664
Other comprehensive income	—	—	—	457	—	457
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(128)	—	(27,117)	(27,245)
Balance, July 31, 2022	110,616,050	$55	$1,306,339	$1,219	$(266,392)	$1,041,221
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2021	93,643,759	$47	$585,956	$240	$(161,064)	$425,179
Exercise of stock options	1,967,584	1	9,199	—	—	9,200
Stock issuance upon vesting of restricted stock units	316,398	—	—	—	—	—
Stock-based compensation	—	—	14,704	—	—	14,704
Other comprehensive loss	—	—	—	(499)	—	(499)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	307	—	(28,998)	(28,691)
Balance, July 31, 2021	95,927,741	$48	$610,166	$(259)	$(190,062)	$419,893

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2022	109,778,542	$55	$1,277,258	$(72)	$(209,616)	$1,067,625
Exercise of stock options	305,394	—	1,856	—	—	1,856
Stock issuance upon vesting of restricted stock units	439,878	—	—	—	—	—
Stock issuance under the employee stock purchase plan	92,236	—	2,424	—	—	2,424
Stock-based compensation	—	—	25,958	—	—	25,958
Other comprehensive income	—	—	—	1,291	—	1,291
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,157)	—	(56,776)	(57,933)
Balance, July 31, 2022	110,616,050	$55	$1,306,339	$1,219	$(266,392)	$1,041,221
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2021	2022
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(28,691)	$(57,933)
Net loss and adjustment attributable to redeemable non-controlling interest	(1,177)	506
Net loss	(29,868)	(57,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,106	16,882
Non-cash operating lease costs	1,224	2,001
Amortization of costs capitalized to obtain revenue contracts	2,712	4,031
Amortization of debt issuance costs	—	85
Stock-based compensation	14,704	25,971
Deferred income taxes	221	480
Provision for (recovery of) bad debt	(5)	154
Net foreign currency losses	245	2,635
Change in operating assets and liabilities:
Accounts receivable	3,787	5,415
Costs capitalized to obtain revenue contracts	(4,416)	(4,571)
Prepaid expenses and other assets	1,715	(1,651)
Accounts payable	1,716	(1,890)
Accounts payable, related parties	699	—
Accrued expenses and other current liabilities	(690)	(9,653)
Deferred revenue	26,023	30,327
Operating lease liabilities	(1,274)	(2,070)
Net cash provided by operating activities	20,899	10,719
Cash flows from investing activities
Purchases of property and equipment	(1,272)	(9,303)
Net cash used in investing activities	(1,272)	(9,303)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	—	20,000
Payments on revolving credit facility	—	(20,000)
Payments of debt issuance costs	—	(367)
Exercise of stock options	9,200	1,856
Stock issuance under the employee stock purchase plan	—	2,424
Principal payments on financing obligations	(95)	(303)
Net cash provided by financing activities	9,105	3,610
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(466)	(1,895)
Net increase in cash, cash equivalents, and restricted cash	28,266	3,131
Cash, cash equivalents, and restricted cash, beginning of period	371,425	88,399
Cash, cash equivalents, and restricted cash, end of period	$399,691	$91,530

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$399,363	$86,148
Restricted cash included in other long-term assets	328	5,382
Total cash, cash equivalents, and restricted cash, end of period	$399,691	$91,530

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$117	$484
Cash paid for interest	$598	$1,237
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$12,379	$7,359
Net working capital receivable adjustment	$—	$676
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
Description of Business: The Company is a software-as-a-service ("SaaS") company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has offices in Lehi and Salt Lake City, Utah; Macon, Georgia; London, United Kingdom; Sydney and Melbourne, Australia; Toronto, Canada; Paris, France; Madrid, Spain; and Tokyo, Japan.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2022 and July 31, 2022. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2022, one individual customer represented 12% of accounts receivable and, as of July 31, 2022, two customers represented 12% and 11% of accounts receivable. For the three and six months ended July 31, 2021 and 2022, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
included in other long-term assets at January 31, 2022 and July 31, 2022 on the unaudited condensed consolidated balance sheets.
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
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Balance, beginning of period	$52	$166	$88	$151
Charged to (recovery of) bad debt expense	7	138	(5)	154
Other	—	—	(24)	—
Translation adjustments	—	(3)	—	(4)
Balance, end of period	$59	$301	$59	$301
Investment: The Company's investment is a non-marketable equity investment without readily determinable fair value and for which the Company does not have control or significant influence. The investment is measured at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. The Company assesses at each reporting period if the investment continues to qualify for the measurement alternative. Gains or losses resulting from observable price changes are recognized currently in the Company's consolidated statement of operations. The Company assesses the investment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.
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
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of July 31, 2022, the Company controls a majority of the outstanding common stock in nCino K.K.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $2.4 million at July 31, 2022.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Balance, beginning of period	$3,065	$3,419	$3,791	$2,882
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(403)	(307)	(870)	(651)
Foreign currency translation	(22)	(28)	(151)	(182)
Adjustment to redeemable non-controlling interest	(177)	128	(307)	1,157
Stock-based compensation expense[1]	—	7	—	13
Balance, end of period	$2,463	$3,219	$2,463	$3,219
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of January 31, 2022 and July 31, 2022 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2022 and July 31, 2022 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$11,129	$—	$—
Time deposits (included in other long-term assets)	385	—	—
Total assets	$11,514	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of July 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$12,622	$—	$—
Time deposits (included in other long-term assets)	382	—	—
Total assets	$13,004	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a nonrecurring basis include the investment accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three and six months ended July 31, 2021 and 2022, respectively.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
United States	$55,706	$84,678	$109,032	$164,607
International	10,813	14,949	19,842	29,231
	$66,519	$99,627	$128,874	$193,838
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2022 and July 31, 2022:

	As of January 31, 2022	As of July 31, 2022
Trade accounts receivable	$71,417	$64,944
Unbilled accounts receivable	2,161	1,869
Allowance for doubtful accounts	(151)	(301)
Other accounts receivable[1]	1,101	1,835
Total accounts receivable, net	$74,528	$68,347
1Includes $0.5 million and $0.3 million income tax receivable of as of January 31, 2022 and July 31, 2022, respectively.
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the six months ended July 31, 2022, $89.5 million of revenues were recognized out of the deferred revenue balance as of January 31, 2022.
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
Remaining performance obligations were $907.4 million as of July 31, 2022. The Company expects to recognize approximately 65% of its remaining performance obligation as revenues in the next 24 months, approximately 29% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2022	As of July 31, 2022
Furniture and fixtures	$7,503	$7,590
Computers and equipment	7,496	7,530
Buildings and land	33,977	33,977
Leasehold improvements	14,111	14,298
Construction in progress[1]	13,081	27,381
	76,168	90,776
Less accumulated depreciation	(15,491)	(17,662)
	$60,677	$73,114
1The increase in construction in progress is primarily due to construction for an additional office building that is on the property of our existing headquarters for which the Company is considered the owner for accounting purposes. See Note 14 "Commitments and Contingencies" for additional details including future commitments.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized depreciation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Cost of subscription revenues	$81	$86	$167	$176
Cost of professional services and other revenues	271	268	570	541
Sales and marketing	288	316	597	642
Research and development	414	535	846	1,084
General and administrative	147	189	302	378
Total depreciation expense	$1,201	$1,394	$2,482	$2,821
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The fair value of the consideration transferred was $933.6 million on the Acquisition Date, subject to a net working capital adjustment. The net working capital adjustment was finalized in July 2022, resulting in a decrease to the purchase price of $0.7 million which was recorded to goodwill. The total consideration transferred is as follows:

Total Consideration
Cash consideration to members	$286,086
Voting common stock issued (12,762,146 shares)[1]	647,509
Net working capital adjustment	(676)
Total consideration	$932,919
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
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of July 31, 2022:

Fair Value
Cash and cash equivalents	$17,038
Accounts receivable	6,100
Property and equipment, net	1,010
Operating lease right-of-use assets	3,549
Other current and noncurrent assets	4,641
Intangible assets	162,000
Goodwill	784,480
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(8,284)
Deferred revenue, current and noncurrent	(8,643)
Operating lease liabilities, current and noncurrent	(3,487)
Deferred income taxes	(25,485)
Net assets acquired	$932,919
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
Due to the timing and the magnitude of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2023, but no later than one year from the Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available and the tax returns for the pre-acquisition period are completed. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the Company's review of certain assets acquired and liabilities assumed, (ii) finalizing the evaluation and valuation of certain legal matters and/or loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (iii) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
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
Note 8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2022	$841,487
SimpleNexus net working capital purchase adjustment	(676)
Translation adjustments	(85)
Balance, July 31, 2022	$840,726
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2022			As of July 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$83,625	$(4,804)	$78,821	$83,605	$(13,305)	$70,300
Customer relationships	91,711	(4,748)	86,963	91,710	(9,083)	82,627
Trademarks and trade name	14,626	(288)	14,338	14,626	(1,497)	13,129
	$189,962	$(9,840)	$180,122	$189,941	$(23,885)	$166,056

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized amortization expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Cost of subscription revenues	$393	$4,256	$789	$8,518
Sales and marketing	417	2,772	835	5,543
Total amortization expense	$810	$7,028	$1,624	$14,061
The expected future amortization expense for intangible assets as of July 31, 2022 is as follows:

Fiscal Year Ending January 31,
2023 (remaining)	$14,056
2024	27,415
2025	26,586
2026	26,586
2027	25,545
Thereafter	45,868
$166,056
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. This agreement expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the three and six months ended July 31, 2021 and 2022 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022, the reseller is no longer considered a related party as of December 31, 2021 and the amounts disclosed related to them are accordingly presented while the reseller was considered a related party. The reseller was considered a related party for the three and six months ended July 31, 2021 and was no longer considered a related party for the three and six months ended July 31, 2022. The Company has recorded expenses of $11.2 million for the three months ended July 31, 2021 and $21.7 million for the six months ended July 31, 2021. The Company continues to do business with the reseller. See also Note 15 "Related-Party Transactions."
Note 10. Stockholders’ Equity
At July 31, 2022, the Company committed a total of 30,562,508 shares of common stock for future issuance as follows:

Issued and outstanding stock options	2,308,091
Nonvested issued and outstanding restricted stock units ("RSUs")	3,865,041
Possible issuance under stock plans	24,389,376
30,562,508

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 11. Stock-Based Compensation
Stock Options
Stock option activity for the six months ended July 31, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2022	2,629,109	$6.72
Granted	—	—
Expired or forfeited	(15,624)	15.40
Exercised	(305,394)	6.09
Outstanding, July 31, 2022	2,308,091	$6.74
Exercisable, July 31, 2022	2,108,538	$5.88
Fully vested or expected to vest, July 31, 2022	2,288,136	$6.66
As of July 31, 2022, there was $0.4 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 Stock Plan ("2014 Plan") and 2019 Equity Incentive Plan (as amended and restated, "2019 Plan"). That cost is expected to be recognized over a weighted average period of 0.89 years.
Restricted Stock Units
RSU activity during the six months ended July 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2022	3,012,440	$45.62
Granted	1,601,973	45.56
Vested	(439,878)	42.36
Forfeited	(309,494)	48.45
Nonvested, July 31, 2022	3,865,041	$45.71
As of July 31, 2022, total unrecognized compensation expense related to non-vested RSUs was $142.0 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 3.26 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods will begin on January 1 and July 1.
The fair value of ESPP shares during the six months ended July 31, 2022 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards: (i) expected life of 0.5 years, (ii) expected volatility of 49.65% to 84.59%, (iii) expected dividends of 0.00%, (iv) risk-free interest rate of 0.22% to 2.52%.
As of July 31, 2022, total unrecognized compensation expense related to the ESPP was $0.8 million. That cost is expected to be recognized over the remaining term of the offering period that began on July 1, 2022 and will end on December 31, 2022.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock-Based Compensation Expense
Total stock-based compensation expense included in our consolidated statements of operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Cost of subscription revenues	$257	$352	$542	$728
Cost of professional services and other revenues	1,340	1,915	2,672	3,786
Sales and marketing	1,977	3,447	3,730	6,818
Research and development	1,686	2,613	3,229	5,445
General and administrative	2,380	4,344	4,531	9,194
Total stock-based compensation expense	$7,640	$12,671	$14,704	$25,971
Note 12. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend the leases for up to five years.
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Operating lease expense	$739	$973	$1,421	$1,938
Short-term lease expense	199	259	393	540
Variable lease expense	66	172	147	254
Total	$1,004	$1,404	$1,961	$2,732
Supplemental cash flow information related to operating leases were as follows:

	Six Months Ended July 31,
	2021	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,435	$2,007
Right-of-use assets obtained in exchange for operating lease liabilities	1,771	677
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of July 31, 2022 were 4.07 years and 4.4%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of July 31, 2022 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2023 (remaining)	$2,167
2024	4,025
2025	3,113
2026	2,559
2027	1,193
Thereafter	1,469
Total lease liabilities	14,526
Less: imputed interest	(1,252)
Total lease obligations	13,274
Less: current obligations	(3,806)
Long-term lease obligations	$9,468
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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the lender which is considered restricted cash and is included in other long-term assets at July 31, 2022 on the unaudited condensed consolidated balance sheets.
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
As of July 31, 2022, unamortized debt issuance costs were $0.3 million and are included in other long-term assets.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
As of July 31, 2022, the Company had no amounts outstanding or letters of credit issued on the Credit Facility and was in compliance with all covenants. The available borrowing capacity under the Credit Facility was $50.0 million as of July 31, 2022.
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of July 31, 2022 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2023 (remaining)	3,946	1,374
2024	4,993	2,804
2025	3,101	2,867
2026	1,503	2,931
2027	1,104	2,996
Thereafter	—	33,260
Total	$14,647	$46,232
Residual financing obligations and assets		9,975
Less: amount representing interest		(22,411)
Financing obligations		$33,796
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
Note 15. Related-Party Transactions
The Company’s largest vendor is also an equityholder in the Company. Total payments related to the agreement with this party are disclosed in Note 9 "Reseller Agreement." The Company also purchases services from this party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement for the purchase of services. In December 2021, this agreement was renewed for one year and expires in December 2022. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022, this vendor is no longer considered a related party as of December 31, 2021, and the amounts disclosed related to them are accordingly presented while the vendor was considered a related party. The vendor was considered a related party for the three and six months ended July 31, 2021 and was no longer considered a related party for the three and six months ended July 31, 2022. Total payments for these services recorded to expenses were $0.4 million for the three months ended July 31, 2021 and $0.8 million for the six months ended July 31, 2021. The Company continues to do business with the vendor.
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
Note 16. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended July 31, 2021 and 2022 and for the six months ended July 31, 2021 and 2022 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(13,683)	$(27,245)	$(28,691)	$(57,933)
Denominator
Weighted-average common shares outstanding	95,661,756	110,391,865	95,042,448	110,198,509
Basic and diluted loss per share attributable to nCino, Inc.	$(0.14)	$(0.25)	$(0.30)	$(0.53)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	Six Months Ended July 31,
	2021	2022
Stock options issued and outstanding	3,465,303	2,308,091
Nonvested RSUs issued and outstanding	2,294,314	3,865,041
Shares issuable pursuant to the ESPP	7,753	17,285

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
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of July 31, 2022, we had 288 sales and sales support personnel in the United States, including SimpleNexus, and 83 sales and support personnel in offices outside the United States.
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
On the Acquisition Date, we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the United States, for an aggregate purchase price of $933.6 million. As a result of the acquisition, SimpleNexus became a wholly owned subsidiary of nCino, Inc. Our consolidated results of operations for the three and six months ended July 31, 2022 include the operating results of SimpleNexus from the Acquisition Date. See Note 7 "Business Combinations" of the notes to our consolidated financial statements included in of Part I, Item I of this Quarterly Report on Form 10-Q for additional information. Given it was prior to the Acquisition Date, no operating results for SimpleNexus are included in the comparative period for the three and six months ended July 31, 2021. SimpleNexus offers a suite of products that enables loan officers, borrowers, real estate agents, settlement agents and others to easily engage in the homeownership process from any internet-enabled device.
For the three months ended July 31, 2021 and 2022, our total revenues were $66.5 million and $99.6 million, respectively, representing a 49.8% increase. Our revenues for the three months ended July 31, 2022 include $16.5 million in revenues from SimpleNexus. For the three months ended July 31, 2021 and 2022, our subscription revenues were $53.9 million and $84.4 million, respectively, representing a 56.6% increase. Our subscription-based revenues for the three months ended July 31, 2022 include $15.0 million from SimpleNexus. Due to our continuing investment in growth, we recorded net losses attributable to nCino, Inc. of $13.7 million and $27.2 million for the three months ended July 31, 2021 and 2022, respectively. For the six months ended July 31, 2021 and 2022, our total revenues were $128.9 million and $193.8 million, respectively, representing a 50.4% increase. Our revenues for the six months ended July 31, 2022 include $31.3 million in revenues from SimpleNexus. For the six months ended July 31, 2021 and 2022, our subscription revenues were $105.0 million and $163.6 million, respectively, representing a 55.9% increase. Our subscription-based revenues for the six months ended July 31, 2022 include $28.6 million from SimpleNexus. Due to our continuing investment in growth, we recorded net losses attributable to nCino, Inc. of $28.7 million and $57.9 million for the six months ended July 31, 2021 and 2022, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 15.0% of total revenues for the three months ended July 31, 2022, and 15.1% for the six months ended July 31, 2022. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
COVID-19 Effects on Demand for Our Solutions. To help our customers service demand for Paycheck Protection Program ("PPP") loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, beginning in April 2020, we adapted our Small Business Administration loan solution to the requirements of the PPP and rapidly introduced it to the market. Using our PPP solution, since the inception of PPP funding, our financial institution customers have processed hundreds of thousands of applications.
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
Income Tax Provision. Income tax provision consists of federal and state income taxes in the United States and income taxes in foreign jurisdictions.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected consolidated statements of operations data for three and six months ended July 31, 2021 and 2022 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$53,934	$84,445	$104,967	$163,634
Professional services and other revenues	12,585	15,182	23,907	30,204
Total revenues	66,519	99,627	128,874	193,838
Cost of revenues:
Cost of subscription revenues	15,308	26,145	30,254	51,655
Cost of professional services and other revenues	11,267	15,076	22,620	29,868
Total cost of revenues	26,575	41,221	52,874	81,523
Gross profit	39,944	58,406	76,000	112,315
Operating expenses:
Sales and marketing	19,216	32,512	37,641	61,851
Research and development	18,609	29,701	36,034	58,816
General and administrative	15,287	21,199	30,967	43,885
Total operating expenses	53,112	83,412	104,642	164,552
Loss from operations	(13,168)	(25,006)	(28,642)	(52,237)
Non-operating income (expense):
Interest income	59	26	116	28
Interest expense	(330)	(631)	(598)	(1,269)
Other income (expense), net	(337)	(1,014)	(70)	(2,587)
Loss before income taxes	(13,776)	(26,625)	(29,194)	(56,065)
Income tax provision	487	799	674	1,362
Net loss	(14,263)	(27,424)	(29,868)	(57,427)
Net loss attributable to redeemable non-controlling interest	(403)	(307)	(870)	(651)
Adjustment attributable to redeemable non-controlling interest	(177)	128	(307)	1,157
Net loss attributable to nCino, Inc.	$(13,683)	$(27,245)	$(28,691)	$(57,933)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.14)	$(0.25)	$(0.30)	$(0.53)
Weighted average number of common shares outstanding:
Basic and diluted	95,661,756	110,391,865	95,042,448	110,198,509

The Company recognized stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2021	2022	2021	2022
Cost of subscription revenues	$257	$352	$542	$728
Cost of professional services and other revenues	1,340	1,915	2,672	3,786
Sales and marketing	1,977	3,447	3,730	6,818
Research and development	1,686	2,613	3,229	5,445
General and administrative	2,380	4,344	4,531	9,194
Total stock-based compensation expense	$7,640	$12,671	$14,704	$25,971
The Company recognized amortization expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2021	2022	2021	2022
Cost of subscription revenues	$393	$4,256	$789	$8,518
Sales and marketing	417	2,772	835	5,543
Total amortization expense	$810	$7,028	$1,624	$14,061

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2022	2021	2022
Revenues:
Subscription revenues	81.1%	84.8%	81.4%	84.4%
Professional services and other revenues	18.9	15.2	18.6	15.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	28.4	31.0	28.8	31.6
Cost of professional services and other revenues	89.5	99.3	94.6	98.9
Total cost of revenues	40.0	41.4	41.0	42.1
Gross profit	60.0	58.6	59.0	57.9
Operating expenses:
Sales and marketing	28.9	32.6	29.2	31.9
Research and development	28.0	29.8	28.0	30.3
General and administrative	23.0	21.3	24.0	22.6
Total operating expenses	79.9	83.7	81.2	84.8
Loss from operations	(19.9)	(25.1)	(22.2)	(26.9)
Non-operating income (expense):
Interest income	0.1	—	0.1	—
Interest expense	(0.5)	(0.6)	(0.5)	(0.7)
Other income (expense), net	(0.5)	(1.0)	(0.1)	(1.3)
Loss before income taxes	(20.8)	(26.7)	(22.7)	(28.9)
Income tax provision	0.7	0.8	0.5	0.7
Net loss	(21.5)%	(27.5)%	(23.2)%	(29.6)%

Comparison of the Three and Six Months Ended July 31, 2021 and 2022
Revenues

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2021		2022		2021		2022
Revenues:
Subscription revenues	$53,934	81.1%	$84,445	84.8%	$104,967	81.4%	$163,634	84.4%
Professional services and other revenues	12,585	18.9	15,182	15.2	23,907	18.6	30,204	15.6
Total revenues	$66,519	100.0%	$99,627	100.0%	$128,874	100.0%	$193,838	100.0%
Subscription Revenues
Subscription revenues increased $30.5 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisition of SimpleNexus, and growth from existing customers within and across lines of business. Of the increase, 36.0% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, 14.8% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended July 31, 2021, and 49.2% was attributable to revenues from SimpleNexus. Subscription revenues were 84.8% of total revenues for the three months ended July 31, 2022 compared to 81.1% of total revenues for the three months ended July 31, 2021, primarily due to growth in our installed base and SimpleNexus.
Subscription revenues increased $58.7 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisition of SimpleNexus, and growth from existing customers within and across lines of business. Of the increase, 38.6% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, 12.7% was attributable to initial revenues from customers who did not contribute to subscription revenues during the six months ended July 31, 2021, and 48.7% was attributable to revenues from SimpleNexus. Subscription revenues were 84.4% of total revenues for the six months ended July 31, 2022 compared to 81.4% of total revenues for the six months ended July 31, 2021, primarily due to growth in our installed base and SimpleNexus.
Professional Services and Other Revenues
Professional services and other revenues increased $2.6 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. 56.7% of the increase was attributable to revenues from SimpleNexus.
Professional services and other revenues increased $6.3 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. 43.2% of the increase was attributable to revenues from SimpleNexus.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2021		2022		2021		2022
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$15,308	28.4%	$26,145	31.0%	$30,254	28.8%	$51,655	31.6%
Cost of professional services and other revenues	11,267	89.5	15,076	99.3	22,620	94.6	29,868	98.9
Total cost of revenues	$26,575	40.0	$41,221	41.4	$52,874	41.0	$81,523	42.1
Gross profit	$39,944	60.0%	$58,406	58.6%	$76,000	59.0%	$112,315	57.9%
Cost of Subscription Revenues
Cost of subscription revenues increased $10.8 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, generating a gross margin for subscription revenues of 69.0% compared to a gross margin of 71.6% for the three months ended July 31, 2021. The decrease in gross margin percentage is primarily due to an increase of $3.8 million in amortization expense for acquired developed technology related to the acquisition of SimpleNexus. Costs related to Salesforce user fees increased $2.8 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $2.8 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $1.1 million as we added new employees, including the headcount from the acquisition of SimpleNexus. The increase in cost of subscription revenues also included an increase of $0.2 million in allocated overhead costs due to growth supporting our continued business expansion. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of subscription revenues increased $21.4 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, generating a gross margin for subscription revenues of 68.4% compared to a gross margin of 71.2% for the six months ended July 31, 2021. The decrease in gross margin percentage is primarily due to an increase of $7.7 million in amortization expense for acquired developed technology related to the acquisition of SimpleNexus. Costs related to Salesforce user fees increased $5.5 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $5.3 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $2.2 million as we added new employees, including the headcount from the acquisition of SimpleNexus. The increase in cost of subscription revenues also included an increase of $0.4 million in allocated overhead costs due to growth supporting our continued business expansion. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $3.8 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, generating a gross margin for professional services and other revenues of 0.7% compared to a gross margin of 10.5% for the three months ended July 31, 2021. For the three months ended July 31, 2022, personnel costs, including stock-based compensation expense, increased $3.2 million for the professional services team compared to the three months ended July 31, 2021, due to increased headcount, including the headcount from the acquisition of SimpleNexus. The increase in cost of professional services and other revenues also included an increase of $0.2 million in travel-related costs and an increase of $0.1 million in allocated overhead costs due to growth supporting our continued business expansion. The decrease in our professional services and other gross margin for the three months ended July 31, 2022 was primarily due to a decline in realized effective billing and utilization rates on our professional services teams.
Cost of professional services and other revenues increased $7.2 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, generating a gross margin for professional services and other revenues of 1.1% compared to a gross margin of 5.4% for the six months ended July 31, 2021. For the six months ended July 31, 2022, personnel costs, including stock-based compensation expense, increased $6.1 million for the professional services team compared to the six months ended July 31, 2021, due to increased headcount, including the headcount from the acquisition of SimpleNexus. The increase in cost of professional services and other revenues also included an increase of $0.4 million in travel-related costs and an increase of $0.4 million in allocated overhead costs due to growth supporting our continued business expansion. The decrease in our professional services and other gross margin for the six months ended July 31, 2022 was primarily due to a decline in realized effective billing and utilization rates on our professional services teams.
We expect the cost of professional services and other revenues to increase in absolute dollars in the near term as we add new customer subscriptions where we provide professional services.
Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2021		2022		2021		2022
Operating expenses:
Sales and marketing	$19,216	28.9%	$32,512	32.6%	$37,641	29.2%	$61,851	31.9%
Research and development	18,609	28.0	29,701	29.8	36,034	28.0	58,816	30.3
General and administrative	15,287	23.0	21,199	21.3	30,967	24.0	43,885	22.6
Total operating expenses	53,112	79.9	83,412	83.7	104,642	81.2	164,552	84.8
Loss from operations	$(13,168)	(19.9)%	$(25,006)	(25.1)%	$(28,642)	(22.2)%	$(52,237)	(26.9)%
Sales and Marketing
Sales and marketing expenses increased $13.3 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to an increase of $6.7 million in personnel costs, including stock-based compensation expense, resulting mainly from an increase in headcount on the sales and marketing teams, including the headcount from the acquisition of SimpleNexus. Amortization expense for acquired customer relationships and trade name increased $2.3 million related to the acquisition of SimpleNexus. The increase in sales and marketing expenses also included an increase of $2.1 million in marketing costs primarily attributable to in person conferences, an increase of $1.5 million in sales-related travel costs, and an increase of $0.7 million in allocated overhead costs.
Sales and marketing expenses increased $24.2 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to an increase of $12.9 million in personnel costs, including stock-based compensation expense, resulting mainly from an increase in headcount on the sales and marketing teams, including the headcount from the acquisition of SimpleNexus. This increase was partially offset by a decrease in expatriate tax equalization expenses compared to the six months ended July 31, 2021. Amortization expense for acquired customer relationships and trade name increased $4.7 million related to the acquisition of SimpleNexus. The increase in sales and marketing expenses also included an increase of $2.8 million in marketing costs primarily attributable to in person conferences, an increase of $2.6 million in sales-related travel costs, and an increase of $1.3 million in allocated overhead costs.
Our sales and marketing headcount grew by 155 from July 31, 2021 to July 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.
Research and Development
Research and development expenses increased $11.1 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to an increase of $10.6 million in personnel costs, including stock-based compensation expense, resulting mainly from an increase in headcount, including the headcount from the acquisition of SimpleNexus. The increase in research and development expenses also included an increase of $0.9 million in allocated overhead costs due to growth supporting our continued business expansion and an increase of $0.3 million in travel-related costs, partially offset by a $0.7 million decrease in third-party professional fees primarily attributable to contract research and development spend.
Research and development expenses increased $22.8 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to an increase of $21.8 million in personnel costs, including stock-based compensation expense, resulting mainly from a continued increase in headcount, including the headcount from the acquisition of SimpleNexus. The increase in research and development expenses also included an increase of $2.0 million in allocated overhead costs due to growth supporting our continued business expansion and an increase of $0.6 million in travel-related costs, partially offset by a $1.6 million decrease in third-party professional fees primarily attributable to contract research and development spend.

Our research and development headcount grew by 217 from July 31, 2021 to July 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect research and development expenses to increase in absolute dollars due to higher headcount as we continue to develop new, and further enhance our current solutions.
General and Administrative
General and administrative expenses increased $5.9 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to an increase of $5.3 million in personnel costs, including stock-based compensation expense, from additional headcount as we continued to scale our business, including headcount from the acquisition of SimpleNexus. The increase in general and administrative spend also included an increase of $0.8 million in allocated overhead and other general and administrative costs and an increase of $0.2 million in travel-related costs. Third party professional fees decreased $0.4 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, mostly attributable to a decrease in third party professional fees and expenses related to the government antitrust investigation and related civil action disclosed in Note 14 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q (the "Antitrust Matters"), partially offset by an increase in fees and expenses related to acquisition costs and other professional fees.
General and administrative expenses increased $12.9 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to an increase of $11.4 million in personnel costs, including stock-based compensation expense, from additional headcount as we continued to scale our business, including headcount from the acquisition of SimpleNexus. The increase in general and administrative spend also included an increase of $1.7 million in allocated overhead and other general and administrative costs and an increase of $0.4 million in travel-related costs. Third party professional fees decreased $0.5 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, mostly attributable to a decrease in third party professional fees and expenses related to the Antitrust Matters, partially offset by an increase in fees and expenses related to acquisition costs and other professional fees.
Our general and administrative headcount grew by 63 from July 31, 2021 to July 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth, fees and expenses related to the Antitrust Matters, and additional expenses of being a public company.
Non-Operating Income (Expense)

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2021		2022		2021		2022
Interest income	$59	0.1%	$26	—%	$116	0.1%	$28	—%
Interest expense	(330)	(0.5)	(631)	(0.6)	(598)	(0.5)	(1,269)	(0.7)
Other income (expense), net	(337)	(0.5)	(1,014)	(1.0)	(70)	(0.1)	(2,587)	(1.3)
Interest expense increased $0.3 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to a larger balance on our financing obligations for leases for which we are considered the owners for accounting purposes. The increase of $0.7 million in other income (expense), net for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily driven by intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.
Interest expense increased $0.7 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to a larger balance on our financing obligations for leases for which we are considered the owners for accounting purposes. The increase of $2.5 million in other income (expense), net for the six months ended July 31, 2022 compared to the six months ended July 31, 2021 was primarily driven by intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.

Income Tax Provision

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2021		2022		2021		2022
Income tax provision	$487	0.7%	$799	0.8%	$674	0.5%	$1,362	0.7%
Income tax provision was $0.8 million for the three months ended July 31, 2022 compared to a provision of $0.5 million for the three months ended July 31, 2021, and resulted in an effective tax rate of (3.0)% and (3.5)%, respectively.
Income tax provision was $1.4 million for the six months ended July 31, 2022 compared to a provision of $0.7 million for the six months ended July 31, 2021, and resulted in an effective tax rate of (2.4)% compared to (2.3)%, respectively.
We continue to maintain a valuation allowance against our deferred tax assets in most jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgement and the use of estimates.
Beginning with the six months ended July 31, 2022, we have adopted, as required, Internal Revenue Code Section 174, as amended by the Tax Cuts and Jobs Act of 2017. For U.S. income tax purposes, the option to deduct research and development expenditures is no longer available and thus requires us to capitalize and amortize these expenditures over either a five- or fifteen-year period. This will result in the repartition of our deferred tax asset balances from net operating losses and tax credit carryforwards to non-tax attribute deferred tax balances. In addition, this could reduce our operating cash flows in future periods through cash remittances of U.S. federal and state income tax.
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
Non-GAAP operating loss. Non-GAAP operating loss is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, and expenses related to the Antitrust Matters. Non-GAAP operating loss is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating loss eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense). We do not believe acquisition-related expenses and fees and expenses related to the Antitrust Matters are indicative of the Company's ongoing operating performance and hinder comparability with prior and future performance.
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
The following table reconciles non-GAAP operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2021	2022	2021	2022
GAAP loss from operations	$(13,168)	$(25,006)	$(28,642)	$(52,237)
Adjustments
Amortization of intangible assets	810	7,028	1,624	14,061
Stock-based compensation expense	7,640	12,671	14,704	25,971
Acquisition-related expenses	—	387	—	1,884
Fees and expenses related to the Antitrust Matters	2,884	2,136	6,147	3,868
Total adjustments	11,334	22,222	22,475	45,784
Non-GAAP operating loss	$(1,834)	$(2,784)	$(6,167)	$(6,453)
Liquidity and Capital Resources
As of July 31, 2022, we had $86.1 million in cash and cash equivalents, and an accumulated deficit of $266.4 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.
To date, we have funded our capital needs through issuances of common stock and operating cash flows. Beginning in the three months ended April 30, 2022, we supplemented our liquidity with our revolving line of credit. In July 2020, we closed our IPO of 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' options to purchase additional shares) at a public offering price of $31.00 per share, resulting in aggregate net proceeds to us of $268.4 million after deducting underwriting discounts and commissions. We used a majority of the proceeds from our initial public offering in July 2020, which were in our cash and cash equivalents on the balance sheet, to consummate the acquisition of SimpleNexus in January 2022. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings. In addition, our advanced billing and collection coupled with our recent growth has resulted in our cash used in operating activities generally being less than our net operating losses in recent periods.
On February 11, 2022, we entered into a credit agreement for a senior secured revolving credit facility (the "Credit Facility") of up to $50.0 million. We borrowed and repaid an amount of $20.0 million under such credit facility during the six months ended July 31, 2022. As of July 31, 2022, the Company had no amounts outstanding or letters of credit issued on the

Credit Facility and was in compliance with all covenants. See Note 13 "Revolving Credit Facility" of Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We believe that current cash and cash equivalents as well as borrowings available under our revolving credit facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, investments in office facilities and other capital expenditure requirements, and any potential future acquisitions. We expect capital expenditures will be appreciably higher in absolute dollars in fiscal 2023 for planned office build-outs compared to prior fiscal years to accommodate our growth, which we estimate to be approximately $8.5 million remaining to complete at July 31, 2022. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2022 and July 31, 2022, the redeemable non-controlling interest was $2.9 million and $3.2 million, respectively.
As part of our joint venture obligations, we expect we may be required to make an additional cash capital contribution of up to $5.0 million to nCino K.K. during the course of the current fiscal year.
Cash Flows
Summary Cash Flow information for the six months ended July 31, 2021 and 2022 are set forth below:

	Six Months Ended July 31,
($ in thousands)	2021	2022
Net cash provided by operating activities	$20,899	$10,719
Net cash used in investing activities	(1,272)	(9,303)
Net cash provided by financing activities	9,105	3,610
Net Cash Provided by Operating Activities
The $10.7 million provided by operating activities in the six months ended July 31, 2022 reflects our net loss of $57.4 million, offset by $52.2 million in non-cash charges and $15.9 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $30.3 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $5.4 million decrease in accounts receivable. The cash generated by working capital accounts was partially offset by a $9.7 million decrease in accrued expenses and other current liabilities, payments of $4.6 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.1 million decrease in operating lease liabilities, a $1.9 million decrease in accounts payable, and a $1.7 million increase in prepaid expenses and other assets.
The $20.9 million provided by operating activities in the six months ended July 31, 2021 reflects our net loss of $29.9 million, offset by $23.2 million in non-cash charges and $27.6 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $26.0 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers, a $3.8 million decrease in accounts receivable, a $2.4 million increase in accounts payable, and a $1.7 million decrease in prepaid expenses and other assets. The cash generated by working capital accounts was partially offset by payments of $4.4 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $1.3 million decrease in operating lease liabilities, and a $0.7 million decrease in accrued expenses and other current liabilities.
Net Cash Used in Investing Activities
We used $9.3 million and $1.3 million in investing activities in the six months ended July 31, 2022 and 2021, respectively, for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
Net Cash Provided by Financing Activities
The $3.6 million provided by financing activities in the six months ended July 31, 2022 was comprised principally of $2.4 million of proceeds from stock issuances under the employee stock purchase plan and $1.9 million of proceeds from the exercise of stock options, partially reduced by payments of debt issuance costs of $0.4 million and principal payments of $0.3 million on financing obligations. We borrowed and repaid $20.0 million under our revolving credit facility during the six months ended July 31, 2022. The $9.1 million provided by financing activities in the six months ended July 31, 2021 was comprised principally of $9.2 million of proceeds from the exercise of stock options, partially reduced by principal payments of $0.1 million on the financing obligation.
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
Interest Rate Risk
At July 31, 2022, we had cash, cash equivalents and restricted cash of $91.5 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the BSBY rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. At July 31, 2022, we had no outstanding borrowings.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at July 31, 2022, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at July 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

nCino, Inc.

Date: September 1, 2022	By:	/s/ Pierre Naudé
Pierre Naudé Chairman and Chief Executive Officer; Director (Principal Executive Officer)

Date: September 1, 2022	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)