Form 10-Q
period 2022-10-31
nCino, Inc.
filed 2022-11-30
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 111,034,523 shares of common stock, $0.0005 par value per share, as of November 25, 2022.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2022	October 31, 2022
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $4,183 and $2,077 at January 31, 2022 and October 31, 2022, respectively)	$88,014	$106,451
Accounts receivable, less allowance for doubtful accounts of $151 and $348 at January 31, 2022 and October 31, 2022, respectively	74,528	39,627
Costs capitalized to obtain revenue contracts, current portion, net	7,583	8,663
Prepaid expenses and other current assets	13,384	13,219
Total current assets	183,509	167,960
Property and equipment, net	60,677	83,537
Operating lease right-of-use assets, net	13,170	12,047
Costs capitalized to obtain revenue contracts, noncurrent, net	16,403	16,772
Goodwill	841,487	839,918
Intangible assets, net	180,122	159,491
Investment	4,031	4,031
Other long-term assets	1,615	7,447
Total assets	$1,301,014	$1,291,203
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,366	$10,840
Accrued compensation and benefits	21,454	18,363
Accrued expenses and other current liabilities	14,744	6,823
Deferred revenue, current portion	122,643	117,281
Financing obligations, current portion	621	697
Operating lease liabilities, current portion	3,548	3,830
Total current liabilities	174,376	157,834
Operating lease liabilities, noncurrent	11,198	9,667
Deferred income taxes, noncurrent	1,675	2,280
Deferred revenue, noncurrent	44	6
Revolving credit facility, noncurrent	—	30,000
Financing obligations, noncurrent	33,478	32,944
Construction liability, noncurrent	9,736	22,518
Total liabilities	230,507	255,249
Commitments and contingencies (Notes 12, 14, and 17)
Redeemable non-controlling interest (Note 3)	2,882	4,092
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2022 and October 31, 2022	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2022 and October 31, 2022; 109,778,542 and 110,943,569 shares issued and outstanding as of January 31, 2022 and October 31, 2022, respectively	55	55
Additional paid-in capital	1,277,258	1,318,829
Accumulated other comprehensive income (loss)	(72)	1,758
Accumulated deficit	(209,616)	(288,780)
Total stockholders’ equity	1,067,625	1,031,862
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,301,014	$1,291,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Revenues
Subscription	$57,085	$88,290	$162,052	$251,924
Professional services and other	12,951	17,006	36,858	47,210
Total revenues	70,036	105,296	198,910	299,134
Cost of revenues
Subscription (related party $11,638, $0, $33,358, and $0, respectively)[1]	15,753	26,844	46,007	78,499
Professional services and other	11,501	16,312	34,121	46,180
Total cost of revenues	27,254	43,156	80,128	124,679
Gross profit	42,782	62,140	118,782	174,455
Operating expenses
Sales and marketing	20,586	32,423	58,227	94,274
Research and development	19,956	29,471	55,990	88,287
General and administrative	14,964	18,690	45,931	62,575
Total operating expenses	55,506	80,584	160,148	245,136
Loss from operations	(12,724)	(18,444)	(41,366)	(70,681)
Non-operating income (expense)
Interest income	57	87	173	115
Interest expense	(379)	(580)	(977)	(1,849)
Other income (expense), net	(255)	(2,911)	(325)	(5,498)
Loss before income taxes	(13,301)	(21,848)	(42,495)	(77,913)
Income tax provision	356	797	1,030	2,159
Net loss	(13,657)	(22,645)	(43,525)	(80,072)
Net loss attributable to redeemable non-controlling interest (Note 3)	(389)	(257)	(1,259)	(908)
Adjustment attributable to redeemable non-controlling interest (Note 3)	368	1,191	61	2,348
Net loss attributable to nCino, Inc.	$(13,636)	$(23,579)	$(42,327)	$(81,512)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.14)	$(0.21)	$(0.44)	$(0.74)
Weighted average number of common shares outstanding:
Basic and diluted	96,431,082	110,897,811	95,510,413	110,434,171
1See Note 9 "Reseller Agreement" and Note 15 "Related-Party Transactions."
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Net loss	$(13,657)	$(22,645)	$(43,525)	$(80,072)
Other comprehensive income (loss):
Foreign currency translation	163	472	(487)	1,581
Other comprehensive income (loss)	163	472	(487)	1,581
Comprehensive loss	(13,494)	(22,173)	(44,012)	(78,491)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(389)	(257)	(1,259)	(908)
Foreign currency translation attributable to redeemable non-controlling interest	(82)	(67)	(233)	(249)
Comprehensive loss attributable to redeemable non-controlling interest	(471)	(324)	(1,492)	(1,157)
Comprehensive loss attributable to nCino, Inc.	$(13,023)	$(21,849)	$(42,520)	$(77,334)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, July 31, 2021	95,927,741	$48	$610,166	$(259)	$(190,062)	$419,893
Exercise of stock options	559,703	—	3,420	—	—	3,420
Stock issuance upon vesting of restricted stock units	204,187	—	—	—	—	—
Stock-based compensation	—	—	5,845	—	—	5,845
Other comprehensive income	—	—	—	245	—	245
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(368)	—	(13,268)	(13,636)
Balance, October 31, 2021	96,691,631	$48	$619,063	$(14)	$(203,330)	$415,767

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, July 31, 2022	110,616,050	$55	$1,306,339	$1,219	$(266,392)	$1,041,221
Exercise of stock options	145,753	—	1,182	—	—	1,182
Stock issuance upon vesting of restricted stock units	181,766	—	—	—	—	—
Stock issuance under the employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	12,499	—	—	12,499
Other comprehensive income	—	—	—	539	—	539
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,191)	—	(22,388)	(23,579)
Balance, October 31, 2022	110,943,569	$55	$1,318,829	$1,758	$(288,780)	$1,031,862
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2021	93,643,759	$47	$585,956	$240	$(161,064)	$425,179
Exercise of stock options	2,527,287	1	12,619	—	—	12,620
Stock issuance upon vesting of restricted stock units	520,585	—	—	—	—	—
Stock-based compensation	—	—	20,549	—	—	20,549
Other comprehensive loss	—	—	—	(254)	—	(254)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(61)	—	(42,266)	(42,327)
Balance, October 31, 2021	96,691,631	$48	$619,063	$(14)	$(203,330)	$415,767

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2022	109,778,542	$55	$1,277,258	$(72)	$(209,616)	$1,067,625
Exercise of stock options	451,147	—	3,038	—	—	3,038
Stock issuance upon vesting of restricted stock units	621,644	—	—	—	—	—
Stock issuance under the employee stock purchase plan	92,236	—	2,424	—	—	2,424
Stock-based compensation	—	—	38,457	—	—	38,457
Other comprehensive income	—	—	—	1,830	—	1,830
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(2,348)	—	(79,164)	(81,512)
Balance, October 31, 2022	110,943,569	$55	$1,318,829	$1,758	$(288,780)	$1,031,862
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2021	2022
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(42,327)	$(81,512)
Net loss and adjustment attributable to redeemable non-controlling interest	(1,198)	1,440
Net loss	(43,525)	(80,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,139	25,458
Non-cash operating lease costs	1,847	2,879
Amortization of costs capitalized to obtain revenue contracts	4,157	6,160
Amortization of debt issuance costs	—	131
Stock-based compensation	20,549	38,476
Deferred income taxes	192	452
Provision for bad debt	84	323
Net foreign currency losses	393	5,608
Change in operating assets and liabilities:
Accounts receivable	21,614	32,497
Costs capitalized to obtain revenue contracts	(5,848)	(8,033)
Prepaid expenses and other assets	(1,430)	(446)
Accounts payable	3,934	(1,732)
Accounts payable, related parties	873	—
Accrued expenses and other current liabilities	(2,047)	(9,182)
Deferred revenue	(3,192)	(2,883)
Operating lease liabilities	(1,917)	(2,997)
Net cash provided by operating activities	1,823	6,639
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	676
Acquisition of assets	—	(563)
Purchases of property and equipment	(3,640)	(13,889)
Net cash used in investing activities	(3,640)	(13,776)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	—	50,000
Payments on revolving credit facility	—	(20,000)
Payments of debt issuance costs	—	(367)
Exercise of stock options	12,620	3,038
Stock issuance under the employee stock purchase plan	—	2,424
Principal payments on financing obligations	(181)	(458)
Net cash provided by financing activities	12,439	34,637
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(632)	(4,098)
Net increase in cash, cash equivalents, and restricted cash	9,990	23,402
Cash, cash equivalents, and restricted cash, beginning of period	371,425	88,399
Cash, cash equivalents, and restricted cash, end of period	$381,415	$111,801

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$381,080	$106,451
Restricted cash included in other long-term assets	335	5,350
Total cash, cash equivalents, and restricted cash, end of period	$381,415	$111,801

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$335	$657
Cash paid for interest	$977	$1,849
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$6,370	$14,765
Building-leased facility acquired through financing obligation	$17,678	$—
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
Merger: On January 7, 2022, pursuant to the Merger Agreement, nCino, Inc. and nCino OpCo completed a series of mergers in which nCino, Inc. became the parent of nCino OpCo and SimpleNexus, LLC ("SimpleNexus"). Each share of nCino OpCo common stock, par value $0.0005 per share, issued and outstanding was converted into one fully paid and nonassessable share of nCino, Inc. common stock, par value $0.0005. nCino, Inc. became the successor issuer and reporting company to nCino OpCo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. On January 10, 2022, shares of nCino OpCo were suspended from trading on the Nasdaq Global Select Market, and shares of nCino, Inc. commenced using nCino OpCo's trading history under the ticker symbol "NCNO".
In these unaudited condensed consolidated financial statements, nCino OpCo and nCino, Inc. are collectively referred to as the "Company."
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2022 and October 31, 2022. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2022, one individual customer represented 12% of accounts receivable and, as of October 31, 2022, no individual customer represented over 10% of accounts receivable. For the three and nine months ended October 31, 2021 and 2022, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
included in other long-term assets at January 31, 2022 and October 31, 2022 on the unaudited condensed consolidated balance sheets.
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
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Balance, beginning of period	$59	$301	$88	$151
Charged to bad debt expense	89	169	84	323
Write-offs and other	—	(116)	(24)	(116)
Translation adjustments	3	(6)	3	(10)
Balance, end of period	$151	$348	$151	$348
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
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of October 31, 2022, the Company controls a majority of the outstanding common stock in nCino K.K.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $3.6 million at October 31, 2022.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Balance, beginning of period	$2,463	$3,219	$3,791	$2,882
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(389)	(257)	(1,259)	(908)
Foreign currency translation	(82)	(67)	(233)	(249)
Adjustment to redeemable non-controlling interest	368	1,191	61	2,348
Stock-based compensation expense[1]	—	6	—	19
Balance, end of period	$2,360	$4,092	$2,360	$4,092
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2022 and October 31, 2022 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2022 and October 31, 2022 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$11,129	$—	$—
Time deposits (included in other long-term assets)	385	—	—
Total assets	$11,514	$—	$—

	Fair value measurements on a recurring basis as of October 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$46,642	$—	$—
Time deposits (included in other long-term assets)	350	—	—
Total assets	$46,992	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a nonrecurring basis include the investment accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three and nine months ended October 31, 2021 and 2022, respectively.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
United States	$58,357	$89,442	$167,389	$254,049
International	11,679	15,854	31,521	45,085
	$70,036	$105,296	$198,910	$299,134
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2022 and October 31, 2022:

	As of January 31, 2022	As of October 31, 2022
Trade accounts receivable	$71,417	$35,815
Unbilled accounts receivable	2,161	3,461
Allowance for doubtful accounts	(151)	(348)
Other accounts receivable[1]	1,101	699
Total accounts receivable, net	$74,528	$39,627
1Includes $0.5 million and $0.1 million income tax receivable of as of January 31, 2022 and October 31, 2022, respectively.
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the nine months ended October 31, 2022, $114.6 million of revenues were recognized out of the deferred revenue balance as of January 31, 2022.
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
Remaining performance obligations were $919.2 million as of October 31, 2022. The Company expects to recognize approximately 66% of its remaining performance obligation as revenues in the next 24 months, approximately 29% more in the following 25 to 48 months, and the remainder thereafter.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2022	As of October 31, 2022
Furniture and fixtures	$7,503	$7,640
Computers and equipment	7,496	8,382
Buildings and land	33,977	33,977
Leasehold improvements	14,111	15,849
Construction in progress[1]	13,081	36,744
	76,168	102,592
Less accumulated depreciation	(15,491)	(19,055)
	$60,677	$83,537
1The increase in construction in progress is primarily due to construction for an additional office building that is on the property of the Company's existing headquarters for which we are considered the owner for accounting purposes. See Note 14 "Commitments and Contingencies" for additional details including future commitments and Note 17 "Subsequent Events."
The Company recognized depreciation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Cost of subscription revenues	$79	$92	$246	$268
Cost of professional services and other revenues	247	311	817	852
Sales and marketing	275	349	872	991
Research and development	467	570	1,313	1,654
General and administrative	159	186	461	564
Total depreciation expense	$1,227	$1,508	$3,709	$4,329
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
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed, including measurement period adjustments recorded, as of October 31, 2022:

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
Due to the timing and the magnitude of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2023, but no later than one year from the Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available and all tax returns for the pre-acquisition period are completed. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the Company's review of certain assets acquired and liabilities assumed, (ii) finalizing the evaluation and valuation of certain legal matters and/or loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (iii) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
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
Note 8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2022	$841,487
SimpleNexus net working capital purchase adjustment	(676)
Translation adjustments	(893)
Balance, October 31, 2022	$839,918
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2022			As of October 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$83,625	$(4,804)	$78,821	$83,412	$(17,415)	$65,997
Customer relationships	91,711	(4,748)	86,963	91,701	(11,248)	80,453
Trademarks and trade name	14,626	(288)	14,338	14,624	(2,099)	12,525
Other	—	—	—	563	(47)	516
	$189,962	$(9,840)	$180,122	$190,300	$(30,809)	$159,491

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized amortization expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Cost of subscription revenues	$388	$4,249	$1,177	$12,767
Cost of professional services and other revenues	—	47	—	47
Sales and marketing	418	2,772	1,253	8,315
Total amortization expense	$806	$7,068	$2,430	$21,129
The expected future amortization expense for intangible assets as of October 31, 2022 is as follows:

Fiscal Year Ending January 31,
2023 (remaining)	$7,063
2024	27,567
2025	26,773
2026	26,680
2027	25,544
Thereafter	45,864
$159,491
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. This agreement expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the three and nine months ended October 31, 2021 and 2022 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022, the reseller is no longer considered a related party as of December 31, 2021 and the amounts disclosed related to them are accordingly presented while the reseller was considered a related party. The reseller was considered a related party for the three and nine months ended October 31, 2021 and was no longer considered a related party for the three and nine months ended October 31, 2022. The Company has recorded expenses of $11.6 million for the three months ended October 31, 2021 and $33.4 million for the nine months ended October 31, 2021. The Company continues to do business with the reseller. See also Note 15 "Related-Party Transactions."
Note 10. Stockholders’ Equity
At October 31, 2022, the Company committed a total of 30,234,989 shares of common stock for future issuance as follows:

Issued and outstanding stock options	2,161,088
Nonvested issued and outstanding restricted stock units ("RSUs")	4,000,187
Possible issuance under stock plans	24,073,714
30,234,989

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 11. Stock-Based Compensation
Stock Options
Stock option activity for the nine months ended October 31, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2022	2,629,109	$6.72
Granted	—	—
Expired or forfeited	(16,874)	15.56
Exercised	(451,147)	6.74
Outstanding, October 31, 2022	2,161,088	$6.64
Exercisable, October 31, 2022	2,097,025	$6.33
Fully vested or expected to vest, October 31, 2022	2,154,682	$6.61
As of October 31, 2022, there was $0.2 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 Stock Plan ("2014 Plan") and 2019 Equity Incentive Plan (as amended and restated, "2019 Plan"). That cost is expected to be recognized over a weighted average period of 0.66 years.
Restricted Stock Units
RSU activity during the nine months ended October 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2022	3,012,440	$45.62
Granted	2,041,287	42.90
Vested	(621,644)	36.82
Forfeited	(431,896)	47.61
Nonvested, October 31, 2022	4,000,187	$45.36
As of October 31, 2022, total unrecognized compensation expense related to non-vested RSUs was $139.6 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 3.11 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods will begin on January 1 and July 1.
The fair value of ESPP shares during the nine months ended October 31, 2022 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards: (i) expected life of 0.5 years, (ii) expected volatility of 49.65% to 84.59%, (iii) expected dividends of 0.00%, (iv) risk-free interest rate of 0.22% to 2.52%.
As of October 31, 2022, total unrecognized compensation expense related to the ESPP was $0.3 million. That cost is expected to be recognized over the remaining term of the offering period that began on July 1, 2022 and will end on December 31, 2022.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock-Based Compensation Expense
Total stock-based compensation expense included in our consolidated statements of operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Cost of subscription revenues	$179	$392	$721	$1,120
Cost of professional services and other revenues	1,209	1,778	3,881	5,564
Sales and marketing	1,685	3,326	5,415	10,144
Research and development	1,351	3,012	4,580	8,457
General and administrative	1,421	3,997	5,952	13,191
Total stock-based compensation expense	$5,845	$12,505	$20,549	$38,476
Note 12. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend the leases for up to five years.
The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Operating lease expense	$733	$1,023	$2,154	$2,961
Short-term lease expense	226	269	619	809
Variable lease expense	63	124	210	378
Total	$1,022	$1,416	$2,983	$4,148
Supplemental cash flow information related to operating leases were as follows:

	Nine Months Ended October 31,
	2021	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,212	$3,079
Right-of-use assets obtained in exchange for operating lease liabilities	1,771	1,989
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of October 31, 2022 were 3.85 years and 4.4%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of October 31, 2022 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2023 (remaining)	$1,070
2024	4,354
2025	3,773
2026	2,842
2027	1,193
Thereafter	1,469
Total lease liabilities	14,701
Less: imputed interest	(1,204)
Total lease obligations	13,497
Less: current obligations	(3,830)
Long-term lease obligations	$9,667
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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender which is considered restricted cash and is included in other long-term assets at October 31, 2022 on the Company's unaudited condensed consolidated balance sheets.
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
As of October 31, 2022, unamortized debt issuance costs were $0.2 million and are included in other long-term assets.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
As of October 31, 2022, the Company had $30.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants. As of October 31, 2022, the applicable interest rate was approximately 4.15%. The available borrowing capacity under the Credit Facility was $20.0 million as of October 31, 2022.
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
In January 2021, the Company entered into an amendment to its November 2020 headquarters lease to provide for construction of a parking deck, which upon completion was subject to exclusive use by the Company. Due to the Company also being deemed to be the owner of the parking deck for accounting purposes, the costs associated with the construction of the parking deck were capitalized as construction in progress with a corresponding construction liability through construction. Upon completion of the parking deck in September 2021, for approximately $17.7 million, the costs of the construction in progress and the corresponding construction liability were reclassified to property and equipment, net and financing obligations on the unaudited condensed consolidated balance sheets, respectively.
In April 2021, the Company entered into a new lease agreement for the construction of an additional office building that is on the same parcel of land as the Company's existing headquarters. Due to a purchase option contained in the lease, the Company is deemed to be the owner of the additional building for accounting purposes, thus costs associated with the construction of the additional building will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $23.0 million. Upon completion of the additional building, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The costs of the construction in progress and corresponding construction liability are included in property and equipment, net and construction liability, noncurrent on the unaudited condensed consolidated balance sheets, respectively.
See also Note 17 "Subsequent Events."

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of October 31, 2022 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2023 (remaining)	$2,169	$690
2024	5,701	2,804
2025	3,651	2,867
2026	1,732	2,931
2027	1,104	2,996
Thereafter	—	33,260
Total	$14,357	$45,548
Residual financing obligations and assets		9,975
Less: amount representing interest		(21,882)
Financing obligations		$33,641
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
On September 26, 2022, a purported stockholder of the Company filed a complaint in the Delaware Court of Chancery in connection with the series of mergers in which the Company became the parent of nCino OpCo and SimpleNexus. The complaint, captioned City of Hialeah Employees’ Retirement System, Derivatively on Behalf of Nominal Defendants nCINO, INC. (f/k/a Penny HoldCo, Inc.) and nCINO OpCo, Inc. (f/k/a nCino, Inc.) v. INSIGHT VENTURE PARTNERS,

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
LLC, et al., C.A. No. 2022-0846-MTZ, names as defendants, Insight Ventures Partners, LLC., Insight Holdings Group, LLC., the Company’s directors and certain officers, along with nCino, Inc. and nCino OpCo, Inc. as nominal defendants, and alleges that the members of the board of directors, controlling stockholders, and officers violated their fiduciary duties in the course of negotiating and approving the series of mergers. The complaint alleges damages in an unspecified amount. Pursuant to the rights in its bylaws and Delaware law, the Company is advancing the costs incurred by the director and officer defendants in this action, and the defendants may assert indemnification rights in respect of an adverse judgment or settlement of the action, if any.
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
Given the uncertainty and preliminary stages of these matters, the Company is unable to reasonably estimate any possible loss or range of loss that may result. Therefore, the Company has not made an accrual for the above matters in the unaudited condensed consolidated financial statements.
Other Commitments and Contingencies
The Company may be subject to audits related to its non-income taxes by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company accrues for any assessments if deemed probable and estimable.
Note 15. Related-Party Transactions
The Company’s largest vendor is also an equityholder in the Company. Total payments related to the reseller agreement with this party are disclosed in Note 9 "Reseller Agreement." The Company also purchases services from this party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement for the purchase of services. In November 2022, this agreement was renewed for one year and expires in December 2023. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022, this vendor is no longer considered a related party as of December 31, 2021, and the amounts disclosed related to them are accordingly presented while the vendor was considered a related party. The vendor was considered a related party for the three and nine months ended October 31, 2021 and was no longer considered a related party for the three and nine months ended October 31, 2022. Total payments for these services recorded to expenses were $0.4 million for the three months ended October 31, 2021 and $1.2 million for the nine months ended October 31, 2021.
The Company entered into the Merger Agreement on January 7, 2022, as disclosed in Note 1 "Organization and Description of Business" and Note 7 "Business Combinations." Affiliates of Insight Partners were equityholders of SimpleNexus and certain other parties in connection with the Merger Agreement transaction, and other affiliates of Insight Partners are currently significant stockholders of the Company.
See also Note 17 "Subsequent Events."
Note 16. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended October 31, 2021 and 2022 and for the nine months ended October 31, 2021 and 2022 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(13,636)	$(23,579)	$(42,327)	$(81,512)
Denominator
Weighted-average common shares outstanding	96,431,082	110,897,811	95,510,413	110,434,171
Basic and diluted loss per share attributable to nCino, Inc.	$(0.14)	$(0.21)	$(0.44)	$(0.74)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	Nine Months Ended October 31,
	2021	2022
Stock options issued and outstanding	2,873,232	2,161,088
Nonvested RSUs issued and outstanding	2,007,528	4,000,187
Shares issuable pursuant to the ESPP	34,128	62,781
Note 17. Subsequent Events
During November 2022, the construction of the additional office building that is on the property of the Company's existing headquarters, as disclosed in Note 14 "Commitments and Contingencies," and the tenant improvements therein were deemed complete and the Company began occupying the space of approximately 90,000 square feet. The lease extends through 2037 with options to renew, and rental payments commenced in October 2022. The Company is deemed to have continuing involvement and therefore is considered to be the owner for accounting purposes. As a result, the construction in progress associated with the lease will be recorded as an asset and the construction liability, estimated to be $23.0 million, will be recorded as a financing obligation. The term of the Company's current headquarters and parking deck, as disclosed in Note 14 "Commitments and Contingencies," is coterminous with this lease.
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million. The investment is a non-marketable equity investment without readily determinable fair value for which the Company does not have control or significant influence and will be measured at cost as permitted by the measurement alternative. The investment is considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, own greater than ten percent of Zest AI.
On November 22, 2022, the Board of Directors (the "Board") increased the size of the Board from seven to eight members and approved the appointment of William (Bill) Spruill to serve as a director of the Company. Mr. Spruill will also serve as a member of the audit committee. The Company also adopted amended and restated bylaws which, among other things, changed the Company's voting standard for directors from a plurality voting standard to a majority voting standard, modified provisions relating to stockholder meeting adjournment procedures and the availability of lists of stockholders entitled to vote at stockholder meetings, and updated procedural mechanics and disclosure requirements relating to director nominations made by stockholders.

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
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally, we focus our sales efforts by geography. As of October 31, 2022, we had 275 sales and sales support personnel in the United States, including SimpleNexus, and 75 sales and support personnel in offices outside the United States.
To help customers go live with the nCino Bank Operating System, we offer professional services including configuration and implementation, training and advisory services. For larger financial institutions, we generally work with system integrators ("SIs") such as Accenture, Deloitte, PwC, and West Monroe Partners, for the delivery of professional services for the nCino Bank Operating System, while we have historically performed professional services for smaller financial institutions ourselves. We expect larger financial institutions to make up a greater proportion of our nCino Bank Operating System sales. As a result, we expect the mix of our total revenues to become more heavily weighted toward subscription revenues.
On the Acquisition Date, we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the United States, for an aggregate purchase price of $933.6 million. As a result of the acquisition, SimpleNexus became a wholly owned subsidiary of nCino, Inc. Our consolidated results of operations for the three and nine months ended October 31, 2022 include the operating results of SimpleNexus from the Acquisition Date. See Note 7 "Business Combinations" to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information. Given it was prior to the Acquisition Date, no operating results for SimpleNexus are included in the comparative period for the three and nine months ended October 31, 2021. SimpleNexus offers a suite of products that enables loan officers, borrowers, real estate agents, settlement agents and others to easily engage in the homeownership process from any internet-enabled device.
For the three months ended October 31, 2021 and 2022, our total revenues were $70.0 million and $105.3 million, respectively, representing a 50.3% increase. Our revenues for the three months ended October 31, 2022 include $16.9 million in revenues from SimpleNexus. For the three months ended October 31, 2021 and 2022, our subscription revenues were $57.1 million and $88.3 million, respectively, representing a 54.7% increase. Our subscription-based revenues for the three months ended October 31, 2022 include $15.4 million from SimpleNexus. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $13.6 million and $23.6 million for the three months ended October 31, 2021 and 2022, respectively. For the nine months ended October 31, 2021 and 2022, our total revenues were $198.9 million and $299.1 million, respectively, representing a 50.4% increase. Our revenues for the nine months ended October 31, 2022 include $48.2 million in revenues from SimpleNexus. For the nine months ended October 31, 2021 and 2022, our subscription revenues were $162.1 million and $251.9 million, respectively, representing a 55.5% increase. Our subscription-based revenues for the nine months ended October 31, 2022 include $44.0 million from SimpleNexus. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $42.3 million and $81.5 million for the nine months ended October 31, 2021 and 2022, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 15.1% of total revenues for the three and nine months ended October 31, 2022. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.

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
COVID-19 Effects on Demand for Our Solutions. To help our customers service demand for Paycheck Protection Program ("PPP") loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, beginning in April 2020, we adapted our Small Business Administration loan solution to the requirements of the PPP and rapidly introduced it to the market. Using our PPP solution, since the inception of PPP funding, our financial institution customers processed hundreds of thousands of applications.
In light of the extraordinary nature of this market demand, we offered our PPP solution on one- or two-year terms as well as on a multi-year basis co-terminus with existing contracts. Seats for our PPP solution were activated immediately, which caused subscription revenues from these seats to be recognized sooner than is typical with the phased seat activations usually offered to customers. We believe that the emergency purchases of our PPP solution, coupled with the disruptive effect of COVID-19 on the economy more generally, may have had the effect of moderating revenue growth rates in fiscal 2022. In addition, our revenue growth rates and our subscription revenue retention rates may be adversely affected upon the expiration of access and use rights to our PPP solution to the extent such rights are not re-purposed for other applications.
Interest Rate Environment. We are currently operating in a rising interest rate environment as the United States Federal Reserve raises interest rates as a means to manage inflation. These rate increases have had an impact on the real estate market in the United States and specifically, the demand for mortgages and mortgage-related products and services, which has had a negative impact on our SimpleNexus business. We continue to monitor the impact the rise in interest rates and any future rise in interest rates may have on our business.
Continued Investment in Innovation and Growth. We have made substantial investments in product development, sales and marketing, and strategic acquisitions since our inception to achieve a leadership position in our market and grow our revenues and customer base. We intend to continue to increase our investment in product development in the coming years to maintain and build on this advantage. We also intend to invest in sales and marketing both in the United States and internationally to further grow our business. To capitalize on the market opportunity we see ahead of us, we expect to continue to optimize our operating plans for revenue growth and profitability.
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
•Maintenance and support services as well as internal-use or “sandbox” development licenses, for which we generally charge as a percentage of the related subscription fees.

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
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs. We capitalize incremental costs incurred to obtain contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately four years. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows, other event expenses, amortization of intangible assets, and allocated overhead. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development. Research and development expenses consist primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, as well as allocated overhead.

Research and development expenses also include the cost of third-party contractors. Research and development costs are expensed as incurred. We expect research and development costs to decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, and allocated overhead, as well as acquisition-related expenses, which primarily consists of third-party expenses related to the acquisition of SimpleNexus, such as legal and other professional services fees. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected consolidated statements of operations data for three and nine months ended October 31, 2021 and 2022 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$57,085	$88,290	$162,052	$251,924
Professional services and other revenues	12,951	17,006	36,858	47,210
Total revenues	70,036	105,296	198,910	299,134
Cost of revenues:
Cost of subscription revenues	15,753	26,844	46,007	78,499
Cost of professional services and other revenues	11,501	16,312	34,121	46,180
Total cost of revenues	27,254	43,156	80,128	124,679
Gross profit	42,782	62,140	118,782	174,455
Operating expenses:
Sales and marketing	20,586	32,423	58,227	94,274
Research and development	19,956	29,471	55,990	88,287
General and administrative	14,964	18,690	45,931	62,575
Total operating expenses	55,506	80,584	160,148	245,136
Loss from operations	(12,724)	(18,444)	(41,366)	(70,681)
Non-operating income (expense):
Interest income	57	87	173	115
Interest expense	(379)	(580)	(977)	(1,849)
Other income (expense), net	(255)	(2,911)	(325)	(5,498)
Loss before income taxes	(13,301)	(21,848)	(42,495)	(77,913)
Income tax provision	356	797	1,030	2,159
Net loss	(13,657)	(22,645)	(43,525)	(80,072)
Net loss attributable to redeemable non-controlling interest	(389)	(257)	(1,259)	(908)
Adjustment attributable to redeemable non-controlling interest	368	1,191	61	2,348
Net loss attributable to nCino, Inc.	$(13,636)	$(23,579)	$(42,327)	$(81,512)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.14)	$(0.21)	$(0.44)	$(0.74)
Weighted average number of common shares outstanding:
Basic and diluted	96,431,082	110,897,811	95,510,413	110,434,171

The Company recognized stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2021	2022	2021	2022
Cost of subscription revenues	$179	$392	$721	$1,120
Cost of professional services and other revenues	1,209	1,778	3,881	5,564
Sales and marketing	1,685	3,326	5,415	10,144
Research and development	1,351	3,012	4,580	8,457
General and administrative	1,421	3,997	5,952	13,191
Total stock-based compensation expense	$5,845	$12,505	$20,549	$38,476
The Company recognized amortization expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2021	2022	2021	2022
Cost of subscription revenues	$388	$4,249	$1,177	$12,767
Cost of professional services and other revenues	—	47	—	47
Sales and marketing	418	2,772	1,253	8,315
Total amortization expense	$806	$7,068	$2,430	$21,129

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2022	2021	2022
Revenues:
Subscription revenues	81.5%	83.8%	81.5%	84.2%
Professional services and other revenues	18.5	16.2	18.5	15.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	27.6	30.4	28.4	31.2
Cost of professional services and other revenues	88.8	95.9	92.6	97.8
Total cost of revenues	38.9	41.0	40.3	41.7
Gross profit	61.1	59.0	59.7	58.3
Operating expenses:
Sales and marketing	29.4	30.8	29.3	31.5
Research and development	28.5	28.0	28.1	29.5
General and administrative	21.4	17.7	23.1	20.9
Total operating expenses	79.3	76.5	80.5	81.9
Loss from operations	(18.2)	(17.5)	(20.8)	(23.6)
Non-operating income (expense):
Interest income	0.1	0.1	0.1	—
Interest expense	(0.5)	(0.6)	(0.5)	(0.6)
Other income (expense), net	(0.4)	(2.8)	(0.2)	(1.8)
Loss before income taxes	(19.0)	(20.8)	(21.4)	(26.0)
Income tax provision	0.5	0.8	0.5	0.7
Net loss	(19.5)%	(21.6)%	(21.9)%	(26.7)%

Comparison of the Three and Nine Months Ended October 31, 2021 and 2022
Revenues

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2021		2022		2021		2022
Revenues:
Subscription revenues	$57,085	81.5%	$88,290	83.8%	$162,052	81.5%	$251,924	84.2%
Professional services and other revenues	12,951	18.5	17,006	16.2	36,858	18.5	47,210	15.8
Total revenues	$70,036	100.0%	$105,296	100.0%	$198,910	100.0%	$299,134	100.0%
Subscription Revenues
Subscription revenues increased $31.2 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisition of SimpleNexus, and growth from existing customers within and across lines of business. Of the increase, 31.5% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, 19.2% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended October 31, 2021, and 49.3% was attributable to revenues from SimpleNexus. Subscription revenues were 83.8% of total revenues for the three months ended October 31, 2022 compared to 81.5% of total revenues for the three months ended October 31, 2021, primarily due to growth in our installed base and SimpleNexus.
Subscription revenues increased $89.9 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisition of SimpleNexus, and growth from existing customers within and across lines of business. Of the increase, 36.9% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, 14.2% was attributable to initial revenues from customers who did not contribute to subscription revenues during the nine months ended October 31, 2021, and 48.9% was attributable to revenues from SimpleNexus. Subscription revenues were 84.2% of total revenues for the nine months ended October 31, 2022 compared to 81.5% of total revenues for the nine months ended October 31, 2021, primarily due to growth in our installed base and SimpleNexus.
Professional Services and Other Revenues
Professional services and other revenues increased $4.1 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. 38.0% of the increase was attributable to revenues from SimpleNexus.
Professional services and other revenues increased $10.4 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. 41.2% of the increase was attributable to revenues from SimpleNexus.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2021		2022		2021		2022
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$15,753	27.6%	$26,844	30.4%	$46,007	28.4%	$78,499	31.2%
Cost of professional services and other revenues	11,501	88.8	16,312	95.9	34,121	92.6	46,180	97.8
Total cost of revenues	$27,254	38.9	$43,156	41.0	$80,128	40.3	$124,679	41.7
Gross profit	$42,782	61.1%	$62,140	59.0%	$118,782	59.7%	$174,455	58.3%
Cost of Subscription Revenues
Cost of subscription revenues increased $11.1 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, generating a gross margin for subscription revenues of 69.6% compared to a gross margin of 72.4% for the three months ended October 31, 2021. The decrease in gross margin percentage is primarily due to an increase of $3.9 million in amortization expense for acquired developed technology related to the acquisition of SimpleNexus. Costs related to Salesforce user fees increased $3.1 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $2.6 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $1.3 million as we added new employees, including headcount from the acquisition of SimpleNexus. The increase in cost of subscription revenues also included an increase of $0.2 million in allocated overhead costs due to growth supporting our continued business expansion. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of subscription revenues increased $32.5 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, generating a gross margin for subscription revenues of 68.8% compared to a gross margin of 71.6% for the nine months ended October 31, 2021. The decrease in gross margin percentage is primarily due to an increase of $11.6 million in amortization expense for acquired developed technology related to the acquisition of SimpleNexus. Costs related to Salesforce user fees increased $8.6 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $7.9 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $3.5 million as we added new employees, including headcount from the acquisition of SimpleNexus. The increase in cost of subscription revenues also included an increase of $0.6 million in allocated overhead costs due to growth supporting our continued business expansion. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $4.8 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, generating a gross margin for professional services and other revenues of 4.1% compared to a gross margin of 11.2% for the three months ended October 31, 2021. For the three months ended October 31, 2022, personnel costs, including stock-based compensation expense, increased $4.0 million for professional services compared to the three months ended October 31, 2021, due to increased headcount, including headcount from the acquisition of SimpleNexus. The increase in cost of professional services and other revenues also included an increase of $0.5 million in allocated overhead costs due to growth supporting our business, an increase of $0.3 million in travel-related costs, and a $0.1 million increase in reimbursable travel and related expenses for the professional service organization. The decrease in our professional services and other gross margin for the three months ended October 31, 2022 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Cost of professional services and other revenues increased $12.1 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, generating a gross margin for professional services and other revenues of 2.2% compared to a gross margin of 7.4% for the nine months ended October 31, 2021. For the nine months ended October 31, 2022, personnel costs, including stock-based compensation expense, increased $10.1 million for professional services compared to the nine months ended October 31, 2021, due to increased headcount, including headcount from the acquisition of SimpleNexus. The increase in cost of professional services and other revenues also included an increase of $0.9 million in allocated overhead costs due to growth supporting our business, an increase of $0.7 million in travel-related costs, and a $0.3 million increase in reimbursable travel and related expenses for the professional service organization. The decrease in our professional services and other gross margin for the nine months ended October 31, 2022 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2021		2022		2021		2022
Operating expenses:
Sales and marketing	$20,586	29.4%	$32,423	30.8%	$58,227	29.3%	$94,274	31.5%
Research and development	19,956	28.5	29,471	28.0	55,990	28.1	88,287	29.5
General and administrative	14,964	21.4	18,690	17.7	45,931	23.1	62,575	20.9
Total operating expenses	55,506	79.3	80,584	76.5	160,148	80.5	245,136	81.9
Loss from operations	$(12,724)	(18.2)%	$(18,444)	(17.5)%	$(41,366)	(20.8)%	$(70,681)	(23.6)%
Sales and Marketing
Sales and marketing expenses increased $11.8 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to an increase of $7.3 million in personnel costs, including stock-based compensation expense, resulting mainly from an increase in headcount on the sales and marketing teams, including headcount from the acquisition of SimpleNexus. Amortization expense for acquired customer relationships and trade name increased $2.4 million related to the acquisition of SimpleNexus. The increase in sales and marketing expenses also included an increase of $1.0 million in sales-related travel costs, an increase of $0.7 million in allocated overhead costs, and an increase of $0.3 million in marketing costs primarily attributable to in-person conferences.
Sales and marketing expenses increased $36.0 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to an increase of $20.2 million in personnel costs, including stock-based compensation expense, resulting mainly from an increase in headcount on the sales and marketing teams, including headcount from the acquisition of SimpleNexus. This increase was partially offset by a decrease in expatriate tax equalization expenses compared to the nine months ended October 31, 2021. Amortization expense for acquired customer relationships and trade name increased $7.1 million related to the acquisition of SimpleNexus. The increase in sales and marketing expenses also included an increase of $3.6 million in sales-related travel costs, an increase of $3.1 million in marketing costs primarily attributable to in-person conferences, and an increase of $2.0 million in allocated overhead costs.
Our sales and marketing headcount grew by 123 from October 31, 2021 to October 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect sales and marketing expenses to decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development
Research and development expenses increased $9.5 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to an increase of $9.5 million in personnel costs, including stock-based compensation expense, resulting mainly from an increase in headcount, including headcount from the acquisition of SimpleNexus. The increase in research and development expenses also included an increase of $0.8 million in allocated overhead costs due to growth supporting our continued business expansion and an increase of $0.3 million in travel-related costs, partially offset by a $1.1 million decrease in third-party professional fees primarily attributable to contract research and development spend.
Research and development expenses increased $32.3 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to an increase of $31.3 million in personnel costs, including stock-based compensation expense, resulting mainly from a continued increase in headcount, including headcount from the acquisition of SimpleNexus. The increase in research and development expenses also included an increase of $2.8 million in allocated overhead costs due to growth supporting our continued business expansion and an increase of $0.9 million in travel-related costs, partially offset by a $2.7 million decrease in third-party professional fees primarily attributable to contract research and development spend.

Our research and development headcount grew by 182 from October 31, 2021 to October 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect research and development expenses to decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses increased $3.7 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to an increase of $4.5 million in personnel costs, including stock-based compensation expense, from additional headcount as we continued to scale our business, including headcount from the acquisition of SimpleNexus. The increase in general and administrative spend also included an increase of $0.3 million in allocated overhead and other general and administrative costs and an increase of $0.1 million in travel-related costs. Third party professional fees decreased $1.2 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, mostly attributable to a decrease in third party professional fees and expenses related to the government antitrust investigation and related civil action disclosed in Note 14 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q (the "Antitrust Matters") and acquisition costs, partially offset by an increase in fees and expenses related to other professional fees.
General and administrative expenses increased $16.6 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to an increase of $15.9 million in personnel costs, including stock-based compensation expense, from additional headcount as we continued to scale our business, including headcount from the acquisition of SimpleNexus. The increase in general and administrative spend also included an increase of $2.0 million in allocated overhead and other general and administrative costs and an increase of $0.5 million in travel-related costs. Third party professional fees decreased $1.7 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, mostly attributable to a decrease in third party professional fees and expenses related to the Antitrust Matters, partially offset by an increase in fees and expenses related to acquisition costs and other professional fees.
Our general and administrative headcount grew by 47 from October 31, 2021 to October 31, 2022. Our acquisition of SimpleNexus contributed to this increase in headcount. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage the investments we have made to date.
Non-Operating Income (Expense)

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2021		2022		2021		2022
Interest income	$57	0.1%	$87	0.1%	$173	0.1%	$115	—%
Interest expense	(379)	(0.5)	(580)	(0.6)	(977)	(0.5)	(1,849)	(0.6)
Other income (expense), net	(255)	(0.4)	(2,911)	(2.8)	(325)	(0.2)	(5,498)	(1.8)
Interest expense increased $0.2 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to a larger balance on our financing obligations for leases for which we are considered the owners for accounting purposes. The increase of $2.7 million in other income (expense), net for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily driven by intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.
Interest expense increased $0.9 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to a larger balance on our financing obligations for leases for which we are considered the owners for accounting purposes, and also due to expenses associated with a credit agreement for a senior secured revolving credit facility of up to $50.0 million we entered into on February 11, 2022 (the "Credit Facility") that did not occur in the prior comparative year to date. The increase of $5.2 million in other income (expense), net for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 was primarily driven by intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.

Income Tax Provision

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2021		2022		2021		2022
Income tax provision	$356	0.5%	$797	0.8%	$1,030	0.5%	$2,159	0.7%
Income tax provision was $0.8 million for the three months ended October 31, 2022 compared to a provision of $0.4 million for the three months ended October 31, 2021, and resulted in an effective tax rate of (3.6)% and (2.7)%, respectively.
Income tax provision was $2.2 million for the nine months ended October 31, 2022 compared to a provision of $1.0 million for the nine months ended October 31, 2021, and resulted in an effective tax rate of (2.8)% compared to (2.4)%, respectively.
We continue to maintain a valuation allowance against our deferred tax assets in most jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgement and the use of estimates.
Beginning with the nine months ended October 31, 2022, we have adopted, as required, Internal Revenue Code Section 174, as amended by the Tax Cuts and Jobs Act of 2017. For U.S. income tax purposes, the option to deduct research and development expenditures is no longer available and thus requires us to capitalize and amortize these expenditures over either a five- or fifteen-year period. This will result in the repartition of our deferred tax asset balances from net operating losses and tax credit carryforwards to non-tax attribute deferred tax balances. In addition, this could reduce our operating cash flows in future periods through cash remittances of U.S. federal and state income tax.
Effects of COVID-19
COVID-19 began affecting our business in our first quarter of fiscal 2021. At present, we do not see COVID-19 affecting customers’ decision making, such as delaying purchase decisions or cancellations, nor are we seeing COVID-19 having a material impact on the decision making of the vendors and third-party service providers we rely on. To the extent COVID-19 has measurably affected our historical financial results, we have noted such effects in the discussion above. We are aware that there are effects of the COVID-19 pandemic in terms of efficiency, productivity, workforce retention and other matters that are not directly measurable. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the ultimate duration, severity and spread of the pandemic, the effectiveness of COVID-19 vaccinations, the effects of the pandemic on financial institutions generally as well as on our customers, their clients and on our business partners in particular, restrictions on travel and other actions that may be taken by governmental authorities and other factors. For further information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—COVID-19 Effects on Demand for Our Solutions” and “Risk Factors—Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business, and results of operations," included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 31, 2022.
Beginning in January 2023, nCino will implement an "in-person first" working environment at the Company's headquarters in Wilmington, N.C., in which we expect full-time employees within Wilmington to return to the office on a full-time basis.
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
Accordingly, we believe that this financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, and enhancing the overall understanding of our past performance and future prospects. Although the calculation of non-GAAP financial measures may vary from company to company, our detailed presentation may facilitate analysis and comparison of our operating results by management and investors with other peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results in their public disclosures. This non-GAAP financial measure is non-GAAP operating income (loss), as discussed below.
Non-GAAP operating income (loss). Non-GAAP operating income (loss) is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, and expenses related to the Antitrust Matters. Non-GAAP operating income (loss) is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating income (loss) eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense). We do not believe acquisition-related expenses and fees and expenses related to the Antitrust Matters are indicative of the Company's ongoing operating performance and hinder comparability with prior and future performance.
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
The following table reconciles non-GAAP operating income (loss) to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2021	2022	2021	2022
GAAP loss from operations	$(12,724)	$(18,444)	$(41,366)	$(70,681)
Adjustments
Amortization of intangible assets	806	7,068	2,430	21,129
Stock-based compensation expense	5,845	12,505	20,549	38,476
Acquisition-related expenses	902	186	902	2,070
Fees and expenses related to the Antitrust Matters	2,021	1,225	8,168	5,093
Total adjustments	9,574	20,984	32,049	66,768
Non-GAAP operating income (loss)	$(3,150)	$2,540	$(9,317)	$(3,913)
Liquidity and Capital Resources
As of October 31, 2022, we had $106.5 million in cash and cash equivalents, and an accumulated deficit of $288.8 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.
To date, we have funded our capital needs through issuances of common stock and operating cash flows. Beginning in the three months ended April 30, 2022 and again during the three months ended October 31, 2022, we supplemented our liquidity with our revolving line of credit. In July 2020, we closed our IPO of 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' options to purchase additional shares) at a public offering price of $31.00 per share, resulting in aggregate net proceeds to us of $268.4 million after deducting underwriting discounts and commissions. We used a majority of the proceeds from our initial public offering in July 2020, which were in our cash and cash equivalents on the balance sheet, to consummate the acquisition of SimpleNexus in January 2022. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings. In addition, our advanced billing and collection coupled with our recent growth has resulted in our cash used in operating activities generally being less than our net operating losses in recent periods.

On February 11, 2022, we entered into the Credit Facility of up to $50.0 million. We borrowed and repaid $20.0 million under the Credit Facility during the three months ended April 30, 2022 and borrowed $30.0 million during the three months ended October 31, 2022. As of October 31, 2022, the Company had $30.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants. See Note 13 "Revolving Credit Facility" of Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We believe that current cash and cash equivalents as well as borrowings available under the Credit Facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, investments in office facilities and other capital expenditure requirements, and any potential future acquisitions. We expect capital expenditures will be appreciably higher in absolute dollars in fiscal 2023 for planned office build-outs compared to prior fiscal years to accommodate our growth, which we estimate to be approximately $4.3 million remaining to complete at October 31, 2022 for fiscal 2023. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2022 and October 31, 2022, the redeemable non-controlling interest was $2.9 million and $4.1 million, respectively.
As part of our joint venture obligations, we may be required to make an additional cash capital contribution of up to $5.0 million to nCino K.K. during the course of the current fiscal year.
Cash Flows
Summary Cash Flow information for the nine months ended October 31, 2021 and 2022 are set forth below:

	Nine Months Ended October 31,
($ in thousands)	2021	2022
Net cash provided by operating activities	$1,823	$6,639
Net cash used in investing activities	(3,640)	(13,776)
Net cash provided by financing activities	12,439	34,637
Net Cash Provided by Operating Activities
The $6.6 million provided by operating activities in the nine months ended October 31, 2022 reflects our net loss of $80.1 million, offset by $79.5 million in non-cash charges and $7.2 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $32.5 million decrease in accounts receivable due to collections from customers. The cash generated by working capital accounts was partially offset by a $9.2 million decrease in accrued expenses and other current liabilities, payments of $8.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $3.0 million decrease in operating lease liabilities, a $2.9 million decrease in deferred revenue, a $1.7 million decrease in accounts payable, and a $0.4 million increase in prepaid expenses and other assets.

The $1.8 million provided by operating activities in the nine months ended October 31, 2021 reflects our net loss of $43.5 million, offset by $33.3 million in non-cash charges and $12.0 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $21.6 million decrease in accounts receivable due to collections from customers and a $4.7 million increase in accounts payable. The cash generated by working capital accounts was partially offset by payments of $5.8 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $3.2 million decrease in deferred revenue, a $2.0 million decrease in accrued expenses and other current liabilities, a $1.9 million decrease in operating lease liabilities, and a $1.4 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
The $13.8 million used in investing activities in the nine months ended October 31, 2022 was comprised of $13.9 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $0.6 million for an asset acquisition completed in August 2022. The cash used in investing activities was partially offset by $0.7 million received for a net working capital adjustment from our SimpleNexus acquisition. We used $3.6 million in investing activities in the nine months ended October 31, 2021 for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
On November 1, 2022 we used $2.5 million for the purchase of preferred stock in Zest AI. See Note 17 "Subsequent Events" of Part I, Item I of this Quarterly Report on Form 10-Q for more information.
Net Cash Provided by Financing Activities
The $34.6 million provided by financing activities in the nine months ended October 31, 2022 was comprised principally of $50.0 million of proceeds from borrowings on the Credit Facility to expand our liquidity, $3.0 million of proceeds from the exercise of stock options, and $2.4 million of proceeds from stock issuances under the employee stock purchase plan. The cash provided by financing activities was partially reduced by payments of $20.0 million on the Credit Facility, principal payments of $0.5 million on financing obligations, and payments of debt issuance costs of $0.4 million. The $12.4 million provided by financing activities in the nine months ended October 31, 2021 was comprised principally of $12.6 million of proceeds from the exercise of stock options, partially reduced by principal payments of $0.2 million on the financing obligation.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes and the Credit Facility. See Note 12 "Leases," Note 13 "Revolving Credit Facility," Note 14 "Commitments and Contingencies," and Note 17 "Subsequent Events" of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Interest Rate Risk
At October 31, 2022, we had cash, cash equivalents and restricted cash of $111.8 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the BSBY rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. At October 31, 2022, we had $30.0 million outstanding under the Credit Facility. We are exposed to the risk of increasing interest rates as the Credit Facility is at a variable interest rate. As of October 31, 2022, the applicable interest rate was approximately 4.15%. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at October 31, 2022, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at October 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
10.1+	New Building Completion Notice					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: November 30, 2022	By:	/s/ Pierre Naudé
Pierre Naudé Chairman and Chief Executive Officer; Director (Principal Executive Officer)

Date: November 30, 2022	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)