Form 10-K
period 2023-01-31
nCino, Inc.
filed 2023-03-28
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2022, which was the last business day of the registrant's most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market on such date, was $1.4 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 111,867,662 shares of the registrant's common stock outstanding as of March 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms. As used in this report, the terms “nCino,” the “Company,” “Registrant,” “we,” “us,” and “our” mean nCino, Inc. and its subsidiaries unless the context indicates otherwise.
Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include, but are not limited to:
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
•the concentration of our customer base in the financial institution sector and their spending on cloud-based technology;
•our ability to add and retain customers;
•our ability to expand internationally and associated costs;
•our ability to comply with laws and regulations;
•our expectations and management of future growth based on subscription revenues over the term of our customer contracts;
•our expectations concerning relationships with our customers, partners, and other third parties;
•general macroeconomic conditions, including inflation and rising interest rates and geopolitical uncertainties;
•economic and industry trends;
•projected growth or trend analysis;
•our relationship with Salesforce and our system integration ("SI") partners;
•seasonal sales fluctuations;
•our ability to add capacity and automation to our operations;
i

•our ability to attract and retain key personnel;
•our ability to successfully integrate and realize the benefits from acquisitions and other strategic transactions, including the SimpleNexus acquisition;
•our ability to service our debt obligations; and
•our ability to successfully defend litigation or other proceedings brought against us.
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
ii

PART I
Item 1. Business
Overview
nCino is the pioneer in cloud banking. Built by bankers for bankers, the nCino Bank Operating System is a single, multi-tenant software-as-a-service (SaaS) solution that helps financial institutions ("FI") modernize, innovate and outperform. A leader in the global financial services technology industry, nCino is a proven partner that has helped more than 1,850 FIs of all sizes and complexities, including global, enterprise, regional and community banks; credit unions; new market entrants; and independent mortgage banks power distinctive experiences, drive growth efficiencies, and run with full integrity. With nCino, FIs can:
•Digitally Serve Their Clients Across All Lines of Business. The nCino Bank Operating System delivers distinctive experiences across devices, channels and products, enabling a seamless digital relationship between a FI, its employees, its clients and key third parties. Because nCino is a cloud native platform, employees can serve their customers anywhere, at any time, from any internet-enabled device, empowering them to build deeper relationships. For consumers who increasingly expect frictionless digital services from their FI, this ability is no longer a differentiator, but a necessity.
•Improve Financial Results. Our customers leverage nCino’s capabilities to drive revenue growth by delivering new products, eliminating redundant legacy systems, improving client satisfaction and retention and digitally expanding their brand presence and reach. By connecting previously disjointed functions and breaking down internal silos, nCino increases transparency at all organizational levels across lines of business, enabling FIs to measure their operations and maximize performance, productivity and profitability.
•Elevate Employee Experience and Performance. The nCino Bank Operating System’s automation, workflow and digitization capabilities help eliminate manual processes and redundant efforts, freeing FIs' employees to focus on their clients’ experiences rather than their transactions. In addition, our intelligent enterprise content management system includes a standardized filing system across applications, providing instant and ongoing access to digital documentation and checklists to help enable customers to meet their compliance and credit requirements. For example, client documents are associated with a unique identifier, eliminating the need for repeat document collection and duplicative data input, which means employees only have to ask for information once.
•Manage Risk and Compliance More Effectively. The nCino Bank Operating System helps FIs reduce regulatory, credit and operational risk through automated workflow, data reporting, standardized risk rating calculations and financial modeling. For example, the content management, automated workflow and digital audit trail and snapshot functionality within the nCino Bank Operating System helps our customers more effectively and efficiently prepare for regulatory examinations. Because the software is highly configurable, it can be adjusted as the FI's risk requirements and the regulatory environment evolve, helping FIs adapt to regulatory changes.
•Establish an Active Data, Audit and Business Intelligence Hub. Key to the nCino Bank Operating System is its “single source of truth” data model. In an industry where every moment matters, this centralized hub enables data to be more easily accessed, modeled and analyzed to help deliver greater operational, portfolio and financial intelligence, a more complete client view and improved compliance monitoring and metrics, as well as the opportunity to leverage artificial intelligence and machine learning ("AI/ML") more successfully. In addition, with an open application programming interface ("API") technology framework and integrations with third-party data sources, FIs can use nCino to augment their client and operational data and create a paperless, centralized hub that enhances data-driven decision-making.
Our Journey
nCino was originally founded in a bank to improve that FI’s operations and client service. After realizing that virtually all FIs were dealing with the same problems—cumbersome legacy technology, fragmented data, and disconnected business functions—we were spun out as a separate company in late 2011. This heritage is the foundation of our deep banking domain expertise, which differentiates us, continues to drive our strategy and makes us uniquely qualified to help FIs cross the modernization divide by providing a comprehensive solution that onboards clients, originates loans, and opens accounts on a single, cloud-based platform.
We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks in the United States ("U.S."). We introduced this solution to enterprise banks in the U.S. in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe and Asia-Pacific ("APAC"). Throughout this market expansion, we broadened the nCino Bank Operating System by adding functionality for consumer lending, client onboarding, deposit account opening, analytics and AI/ML. On January 7, 2022 (the "Acquisition Date"), we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the U.S.
nCino has achieved rapid growth since our inception over eleven years ago, and we plan to continue investing in and expanding the depth and breadth of our solutions. We believe our product development and global expansion initiatives will continue to drive revenue and customer growth and further enable the transformation of the financial services industry.
How the nCino Bank Operating System Works
The nCino Bank Operating System connects FI employees, their clients and third parties on a single, cloud-based platform, eliminating silos and bringing new levels of coordination and transparency to the FI. By utilizing a single platform across business lines, processes and channels, FIs are able to leverage the same data and information across their entire organization. This unified platform provides all the functionality necessary to complete mission-critical workflow, enabling client onboarding, loan origination, deposit account opening, analytics and compliance.
As a native cloud platform that utilizes a single code base regardless of the size and complexity of the FI, the nCino Bank Operating System is highly scalable and configurable for the specific needs of each customer. Once implemented, our solution becomes deeply embedded in our customers’ business processes, enabling workflow across the FI and allowing our customers to serve their clients anytime, anywhere, from any internet-enabled device.
The nCino Bank Operating System also delivers data analytics and AI/ML capabilities through our nCino IQ ("nIQ") application suite to provide our customers with automation and insights into their operations, such as tools for analyzing, measuring and managing credit risk, as well as to improve their ability to comply with regulatory requirements.
Fundamental elements of the nCino Bank Operating System are built on Salesforce (the "Salesforce Platform"), which allows us to focus our product development efforts on building deep vertical functionality specifically for FIs, while leveraging Salesforce's global infrastructure, reliability and scalability. We also have certain solutions that leverage the Amazon Web Services ("AWS") platform.
We generally offer the nCino Bank Operating System on a subscription basis pursuant to non-cancellable multi-year contracts that typically range from three to five years, and we employ a “land and expand” business model. Our initial deployment with a customer generally focuses on implementing a client onboarding, loan origination and/or deposit account opening application in a specific line of business within the FI, such as commercial, small business or consumer. The nCino Bank Operating System is designed to scale with our customers, and once our solution is deployed, we seek to have our customers expand adoption within and across lines of business.
Benefits and Features of the nCino Bank Operating System
The nCino Bank Operating System leverages common data sets and functionality across solutions, which optimizes and accelerates its deployment throughout a FI. These include:
•Client Onboarding. Built into the nCino Bank Operating System is client onboarding functionality that supports the front, middle and back office onboarding process, allowing FIs to effectively evaluate the risk of doing business with a client, while also providing clients an efficient and personalized user experience. Clients are able to upload documents directly into the nCino Bank Operating System, complete identity verification and provide information about themselves and their business, offering a level of transparency to the FI that enables regulatory compliance, such as Know-Your-Customer (“KYC”). With enhanced onboarding reporting tools, FIs can generate customized reports and use real-time analytics and data from government watchlists and other third-party systems to achieve a holistic client view, enabling our customers to offer their clients more value-added services and custom-tailored offerings.

•Loan Origination. The loan origination functionality embedded within the nCino Bank Operating System combines an innovative and intuitive framework with automated workflow, checklists, document management, analytics and real-time reporting to provide a complete, end-to-end loan origination system from application, to underwriting, to adjudication, to document preparation, to closing. In one view, all stakeholders have visibility into where the loan process stands and what data is needed to complete the process. Post-closing, the nCino Bank Operating System provides a view into loan performance and tools for portfolio management, providing FI employees the ability to utilize information to maximize efficiency. Each stakeholder in the loan process works from a single digital loan file, allowing clients to apply for loans and upload documents; third parties, such as appraisers, lawyers and regulators, to access and review loan files; and employees to seamlessly manage the entire loan process efficiently and compliantly. Our loan origination functionality supports a wide range of lending products across commercial, small business and consumer lines of business. The nCino Bank Operating System can facilitate the origination of an FI’s most complex commercial lending products, including syndicated loans, commercial and industrial loans, commercial real estate loans and construction loans, while also supporting the depth required for specific products such as agriculture lending, asset-based lending, SBA loans and leasing. Our solution also supports the speed and convenience required for small business and consumer loans across products, such as home equity lines of credit, home equity term loans, uncollateralized lines of credit, automobile loans and credit cards, while providing the tools needed to address regulatory compliance, including fair lending and the Home Mortgage Disclosure Act.
•Deposit Account Opening. The nCino Bank Operating System’s deposit account opening solution optimizes the process for opening checking, savings, debit/ATM cards, money market, certificates of deposit and retirement accounts. FIs can utilize nCino’s intuitive, scalable and flexible workflow to efficiently open consumer, commercial or small business accounts while maintaining individual account processes and requirements. Seamlessly embedded within the account opening experience, the nCino Bank Operating System provides the new client onboarding capability to collect KYC related information to meet compliance standards. The deposit account opening application allows clients to open an account digitally, across any device, in a branch or through a call center, with speed and flexibility.
•nIQ: The nCino Bank Operating System is powered by nIQ, which leverages AI/ML and analytics, helping FIs become more predictive, personalized and proactive. Through nIQ’s Automated Spreading feature, FIs can streamline manual data entry processes throughout the underwriting process and automatically capture more data, reducing the time it takes to spread and process documents and enabling bankers to devote more time to insightful financial analysis and focus on value-add activities. By combining newly available data from digitized processes with sophisticated profitability models, nIQ’s Commercial Pricing and Profitability functionality delivers targeted pricing insights at the point of decision, helping relationship managers intelligently price loans and win the right deals. FIs can also leverage the data visualization and predictive analytics capabilities of nIQ’s Portfolio Analytics solution to maintain a holistic view of portfolio trends, discover new lending opportunities, and proactively address risk within different segments. By embedding insights and automation into the loan lifecycle, nCino empowers FIs to accelerate revenue growth, improve operational efficiency and win the trust of their customers.
•Homeownership Platform. With the acquisition of SimpleNexus, nCino now offers a suite of products that enable loan officers, borrowers, real estate agents, settlement agents and others to easily engage in the homeownership process from any internet- enabled device. With Nexus Engagement™, FIs can collaborate with borrowers and real estate partners from the pre-application phase, offering relationship-building tools like payment calculators, integrated home search and instant chat that help convert more leads into closed loans. Nexus Origination™’s mobile-first toolset improves productivity and reduces cycle times by enabling loan officers to manage pipelines, run pricing, order credit reports, send pre-approval letters, sign disclosures and review automated underwriting system findings from anywhere while providing customers with a simple and modern journey to homeownership. Through integrations, Nexus Origination™ connects with mortgage loan origination systems, pricing engines, credit ordering systems, CRM solutions, appraisal management systems and other mortgage industry-related systems. Nexus Closing™ streamlines each FI’s preferred closing workflow, from traditional mortgage closings where documents are wet-signed in person, to fully digital eClosings with remote online notarization. Once a loan has closed, CompenSafe™ automatically calculates associated incentive compensation for loan officers, processors and operations staff for improved accuracy, transparency and compliance that reduces FIs’ administrative burden. Finally, throughout each phase of the homeownership journey, Nexus Vision™ provides business intelligence ("BI") that improves visibility and increases productivity across FIs’ lending operations. Nexus Vision’s visual dashboards, role-based scorecards, contextual comparisons and detailed drill-downs help FIs forecast revenue, identify and resolve production bottlenecks, prioritize loan teams’ activities and evaluate individual and branch performance with just a few clicks.
•A Powerful Ecosystem. By harnessing the power of diverse partners and leveraging open APIs and productized integrations, the nCino Bank Operating System creates a connected and scalable ecosystem that brings together disparate data sources and systems, acting as a data hub that integrates with core systems, credit reporting agencies and other third-party applications to centralize FI’s data, creating an actionable single data platform and warehouse. In addition, we work with some of the world’s leading technology and SI partners to help implement our solutions, which has increased our capacity to deliver and deploy the nCino Bank Operating System and enabled us to scale more quickly.
Our Customers
As critical and attractive as our innovation platform is, it is our proven execution and delivery that makes nCino an ideal partner for innovative FIs.
As the pioneer in cloud banking, we have developed trusted relationships and a reputation for successfully implementing our solutions with FIs of all sizes in multiple geographies. Our diverse customer base ranges from global FIs, such as Bank of America, Barclays, Santander Bank and TD Bank; to enterprise banks, such as KeyBank, Allied Irish Banks, First Horizon Bank and Truist Bank; to regional and community banks, such as Huntingdon Valley Bank, Arvest Bank and ConnectOne Bank; to credit unions, such as Navy Federal Credit Union, SAFE Credit Union, Golden1 Credit Union and Wright-Patt Credit Union; to new market entrants, such as OakNorth Bank, Recognise Bank and Judo Bank; to independent mortgage banks such as Synergy One Lending and Fairway Independent Mortgage Corporation. These companies represent a cross-section of FIs across asset classes and geographies and each of these customers represent a substantial level of Annual Contract Value ("ACV") in its respective category.
As of January 31, 2023, we had over 420 FIs that have contracted for the nCino Bank Operating System for client onboarding, loan origination and/or deposit account opening. In addition, we have over 1,000 FIs that have contracted for our Portfolio Analytics solutions, which we acquired with the nCino Portfolio Analytics, LLC (formerly, Visible Equity, LLC, "Visible Equity") acquisition in fiscal 2020, and over 470 customers that have contracted with SimpleNexus. In total, we had over 1,850 customers as of January 31, 2023, of which 465 each generated more than $100,000 in subscription revenues in fiscal 2023. No single customer represented more than 10% of total revenues in fiscal 2023.
How nCino Will Grow
We intend to continue growing our business by executing on the following strategies:
•Expand Within and Across our Existing Customers. We believe there is a significant opportunity to further expand within our existing customer base both vertically within business lines and horizontally across business lines. Our revenues from existing customers continue to grow as additional users are added, creating strong customer cohort dynamics.
•Expand our Customer Base. We believe the global market for cloud banking is large and underserved. With FIs needing to replace legacy point products with modern technology and increased consumer demand for digital services, we believe there is a significant opportunity to deliver our solutions and expand our customer base to FIs of all sizes and complexities around the world. Currently deployed in 16 countries, we have made significant investments to expand our presence in EMEA and APAC, and the nCino Bank Operating System can currently support over 120 languages and over 140 currencies. We promote sales in North America out of our offices in the U.S. and Canada, in APAC out of our offices in Australia and Japan, and in EMEA primarily out of our office in the UK.
•Continue Strengthening and Extending our Product Functionality. We invested 29.8% of our revenues back into research and development in fiscal 2023 and plan to continue to invest to extend the depth and breadth of our solutions, while further enhancing its international capabilities. Additionally, we plan to continue to develop our portfolio analytics and credit modeling capabilities, as well as our AI/ML capabilities through automation, predictive analytics, digital assistant services and data source integration, and to continue to expand the functionality of the SimpleNexus digital homeownership platform. These innovations will further reduce the human resources required for routine but time-consuming tasks.
•Foster and Grow our SI and Technology Ecosystem. We have developed strong relationships with a number of leading SIs, including Accenture, Deloitte, PwC, and West Monroe Partners, that increase our capacity to onboard new customers and implement the nCino Bank Operating System, extend our global reach and drive increased market awareness of our company and solutions. To date, over 2,500 trained SI consultants have completed our training program to implement the nCino Bank Operating System. Through the open architecture of the nCino Bank Operating System, an increasing number of third-party technology partners, including Rich Data Co., Alloy, Codat, Plaid, DocuSign, Mambu and OneSpan, among others, are integrated with our solution.
•Selectively Pursue Strategic Transactions. In addition to developing our solutions organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions. We expect these transactions to focus on innovation to help strengthen and expand the functionality and features of our solutions and/or expand our global presence. For example, in fiscal 2020 we acquired nCino Portfolio Analytics, LLC (formerly Visible Equity) and FinSuite Pty Ltd ("FinSuite") as part of our strategy to build out our nIQ capabilities, and we established our nCino K.K. joint venture to facilitate our entry into the Japanese market. Additionally, in January 2022, we completed our acquisition of SimpleNexus which expanded our capabilities to the U.S. mortgage market.
Our Relationship with Salesforce
From our inception, we built the nCino Bank Operating System on the Salesforce Platform to leverage its global infrastructure, reliability, and scalability. This strategy has allowed us to benefit from Salesforce’s investment in the continual improvement of the Salesforce Platform. We believe we have a mutually beneficial strategic relationship with Salesforce.
Salesforce Ventures, an affiliate of Salesforce, made investments in our common stock in January 2014, March 2015, July 2017, January 2018, and September 2019. As of January 31, 2023, Salesforce owned less than 5% of our common stock.
Pursuant to our agreement with Salesforce (the "Salesforce Agreement"), when we sell our client onboarding, loan origination, and/or deposit account opening applications, we include a subscription to the underlying Salesforce Platform and remit a subscription fee to Salesforce. In exchange, Salesforce provides the hosting infrastructure and data center for these applications, as well as configuration, reporting, and other functionality within the Salesforce Platform. In addition, under the Salesforce Agreement, we are an authorized reseller of Salesforce’s CRM functionality to certain FIs in the U.S. Our original agreement with Salesforce was entered into in December 2011. On June 19, 2020, this agreement was superseded and replaced by the Salesforce Agreement which expires on June 19, 2027 unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement. The Salesforce Agreement automatically renews for additional one-year periods thereafter unless notice of termination is provided.
Sales and Marketing
Our sales team includes business development representatives, account executives, field sales engineers, and customer success managers. These teams are responsible for outbound lead generation, driving new business, and helping to manage account relationships and renewals, further driving adoption of our solutions within and across lines of business. These teams maintain close relationships with existing customers and act as an advisor to FIs to help identify and understand their unique needs, challenges, goals, and opportunities.
Our marketing teams oversee all aspects of nCino's global brand including brand strategy, public relations, integrated marketing, product marketing, marketing communications and marketing operations. Our marketing efforts span the full funnel from brand awareness building and pipeline generation to adoption and cross-sell.
Customer Success
Once a customer contracts for one of our solutions, we provide configuration and implementation services to assist the customer in the deployment, either directly or through our SI partners. Configuration and implementation engagements typically range in duration from three to 18 months, depending on scope. For enterprise FIs, we generally work with SIs such as

Accenture, Deloitte, and PwC. For regional FIs, we work with SIs such as West Monroe Partners, and for community banks we work with SIs or perform configuration and implementation ourselves. When we work with SIs, we generally field a small team of advisory consultants alongside the SIs to help ensure the success of the engagement. For SimpleNexus solutions, we directly provide configuration and implementation services in the deployment, which typically takes about three months.
We support our customers with 24/7 access to engineers and other technical support personnel, outcome based support offerings, release management, managed services, and technical support via online chat. To help our customers achieve success, we offer in-depth change management workshops, classroom and virtual end user and administrator training, consultative functionality adoption services, and best practices. The nCino Customer Success Management team is the customer’s central touch point, whose primary job is to manage the long-term health and success of each customer.
A significant majority of our FI customers, whose employees utilize our client onboarding, loan origination, and/or deposit account opening applications, participate in our online nCino User Community. In the nCino User Community, users can access product guides, technical documents and support articles, engage and share best practices with other users and nCino subject matter experts through a variety of general and solution-focused discussion groups, suggest and vote for future product development ideas, and access training videos, materials and product certifications.
Research and Development
Our research and development organization is responsible for the design, development, and testing of our solutions.
We utilize Agile software development methodologies and industry best practices, such as continuous integration/continuous deployment, automated testing and distributed version control, to develop new functionality and enhance our existing solutions. We provide opportunities for innovation through hackathons and new technology pilots, and we encourage customers to participate in our Product Design Programs to provide us with input on our product development roadmap. Our research and development spend was $121.6 million or 29.8% of total revenues in fiscal 2023.
Competition
Historically, the primary competition for the nCino Bank Operating System has been point solution vendors and systems developed internally by FIs. We believe our ability to provide client onboarding, loan origination, deposit account opening, analytics and AI/ML on a single platform across all lines of business, our deep banking domain expertise, our mobile-first homeownership platform, our reputation for high-quality professional services and customer support, and our strong company culture, distinguish us from our competition. We believe our success in growing our business will depend on our ability to demonstrate to FIs that our solutions provide superior business outcomes to those of third-party vendors or internally developed systems. In this regard, we are likely to be assessed on a number of factors, including:
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
•ability to integrate with third-party applications and systems; and
•insights and benchmarking derived from the cross-institution data and transactions that flow through our platform.
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
Intellectual Property
Our success depends in part on our ability to protect our core technology and innovations. We rely on federal, state, common law, and international rights, as well as contractual provisions, to protect our intellectual property. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We seek patent protection for certain of our key innovations, protocols, processes, and other inventions. We pursue the registration of our trademarks, service marks, and domain names in the U.S. and in certain other locations. These laws, procedures and restrictions provide only limited protection and the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and still evolving. Furthermore, effective patent, trademark, copyright, and trade secret protection may not be available in every country in which our products are available.
As of January 31, 2023, we had 12 issued U.S. patents as well as one patent application pending in the U.S. We file patent applications where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business.
Human Capital Management
We are in the business of fundamentally changing the way FIs operate. To transform an industry, we believe it is essential to foster a company culture that not only empowers its employees to challenge the status quo, but also emboldens them to drive change and champion customer success.
Culture is a key differentiator for us; our position as the worldwide leader in cloud banking depends on the people who work at nCino. For these reasons, we have built our company with a cultural foundation based on six core values: Bring Your A-Game, Do the Right Thing, Respect Each Other, Make Someone’s Day, Have Fun and Be a Winner. We believe our culture is the foundation for the successful execution of our strategy and, as a result, is a critical strength of our organization. In recognition of our continued focus on employee engagement, satisfaction and culture, we have received numerous awards, including being named one of the Highest-Rated Public Cloud Computing Companies to Work For in 2021 by Battery Ventures. In 2022, nCino was also presented with 16 workplace-focused awards by Comparably, a leading workplace culture and compensation monitoring site, including Best CEOs for Diversity, Best Company for Women, Best Company Culture, Best Company Career Growth, Best Company Work-Life Balance and Best Company Happiness.
As of January 31, 2023, we had 1,791 employees, of which approximately 85% were in the U.S. and 15% were in other locations around the globe. We believe our employee engagement and experience remain strong. In January 2023, the company announced a workforce reduction of approximately seven percent (7%). Employees impacted by this event are included in our headcount as of January 31, 2023.
Diversity, Equity, Inclusion, and Community
As a global company whose employees represent a wide variety of identities across race, ethnicity, gender, sexual orientation, ability and disability, class, immigration status and more, we know diverse identities, experiences and perspectives make for stronger teams. We believe we cannot realize our full strength unless we work collectively to acknowledge, respect, empathize with and appreciate each other's differences. To ensure that nCino remains rooted in our commitment to build a diverse, equitable and inclusive workforce, our talent acquisition strategy includes relationships with diverse professional organizations and minority colleges and universities.
To further our commitment to a culture of inclusiveness, our employee-led Diversity, Equality and Inclusion Council meets regularly with nCino’s Executive Leadership Team. In addition, nCino is home to six Employee Resource Groups (“ERGs”), which serve our Veteran, LGBTQIA+, Latinx, AAPI, Black/African-American, and Women employee populations. These groups play an important role in building community and belonging among employees, providing resources to the broader nCino community, recruiting diverse talent and creating opportunities for professional development, mentorship and community outreach. Each ERG includes executive sponsorship and a connection to the Diversity, Equity and Inclusion Council.
nCino has a full-time Diversity, Equity, Inclusion and Community Involvement leader who champions these initiatives and programs, with support and oversight from nCino’s CEO and People Operations leadership. As a result, nCino has been able to support many causes and initiatives in the community, such as sponsoring the local Martin Luther King, Jr. march, volunteering with veterans’ organizations that aid military personnel in their transition back to civilian life, and being a premier sponsor of an all-girls middle/high school that focuses primarily on STEM education.
In 2021, we also announced two long-term partnerships in Wilmington, North Carolina, where nCino’s headquarters is located. The first was a sponsorship with The City of Wilmington and the Wilmington Hammerheads Youth Soccer Club to help fund a new sports complex, which will help make sports more accessible to youth in the Wilmington community. The second was a partnership with the Food Bank of Central & Eastern North Carolina to support the development of the nCino Hunger Solutions Center, a new facility in Wilmington that will help the organization expand its food relief efforts and ensure substantial growth in its nutrition services, food access and distribution throughout southeastern North Carolina.
These are just some of the activities achieved through nCino's philanthropic and community service team, nVolve. Through nVolve, nCino prioritizes giving back to our communities and volunteering time by providing all global employees paid volunteer days separate from regular leave or holidays to support organizations and causes that are important to them.
Total Reward, Well-being & Experience
nCino believes that productivity is driven by employees who are actively engaged, both by their connection to our purpose and their certainty that the company cares about their well-being. We therefore invest in their financial, social and physical wellness as well as the communities in which they work.
Because nCino’s future success is dependent on our ability to attract and retain highly qualified personnel, we offer competitive compensation, opportunities for equity ownership, retirement plans to help employees invest in their future and generous, country-specific benefit packages. In addition, we offer competitive parental leaves, holiday pay, student debt repayment programs and vacation time and flex holidays. nCino supports healthy lifestyles and wellness by offering office step challenges, nutritious snacks, standing and treadmill desks, financial education, mental health initiatives, cycle to work programs, on-site flu shots, recreational outings and more.
These offerings demonstrate a commitment to our employees’ well-being and play a critical role in engaging and retaining the talented individuals that comprise our organization.
Technology, Development and Cloud Operations
We deliver our solutions as highly scalable cloud computing application and platform services on a multi-tenant technology architecture. Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate and virtual isolation from each other. This approach allows us to spread the cost of delivering our services across the globe and scale our business faster than traditional software vendors while focusing our resources on building new functionality and enhancing existing offerings.
Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability, and security of our existing service offerings, as well as developing new features, functionality, and services. We also remain focused on integrating businesses, services and technologies from acquisitions and with partners.

Global Financial Service Providers Are Highly Regulated
Global financial service providers and their solutions are subject to extensive and complex data, security and regulatory guidance and oversight by international, country, federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of financial service providers operations and, as a result, the business of their technology providers. The compliance process with these regulatory requirements depends on a variety of factors, including functionality and design, the classification of the financial service provider and its services, region or country of operation, and the manner in which the financial service provider and its end users utilize the solutions. In order to ensure compliance with these laws, financial service providers may be required to implement operating policies and procedures to protect the privacy and security of their, the financial service providers', and their end users' information, and to undergo periodic audits and examinations.
Security Is Paramount for Global Financial Service Providers
The risks of cybercrime and fraud have always existed in banking and financial services. As the adoption and use of digital channels increase in financial services, the incidence of cybercrime and fraud has grown substantially. The methods by which criminals seek to commit fraud are constantly changing, requiring financial services providers and their technology providers to continually modify their security protocols and best practices. Providing services to FIs requires experience, constant vigilance, and continuous investment to stay informed and guard against these ever-changing threats.
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
•We have a limited operating history at the current scale of our business, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

•We have a history of operating losses and may not achieve or sustain profitability on a generally accepted accounting principles in the United States of America ("GAAP") basis in the future.
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
•We depend on data centers operated by or on behalf of Salesforce, AWS and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
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
•Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to FIs could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.
•We are presently subject to a putative class action civil suit involving alleged violations of antitrust laws relating to our hiring and wage practices and a purported stockholder derivative lawsuit alleging violation of fiduciary duties with the series of mergers in which we became the parent of nCino OpCo and SimpleNexus. These matters or future litigation against us could adversely affect our operations and prospects, damage our reputation, and be costly and time consuming to defend.
Risks Relating to Our Business and Industry
We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
All of our revenues are derived from FIs whose industry has experienced significant pressure in recent years due to economic uncertainty, fluctuating interest rates, liquidity concerns and increased regulation. In the past, FIs have experienced consolidation, distress and failure, including as recently as March 2023 when the FDIC took control of Silicon Valley Bank and Signature Bank due to liquidity concerns and a number of other FIs experienced turbulence and a precipitous decline in market value. It is possible these conditions may persist, deteriorate or reoccur. If any of our customers merge with or are acquired by other entities, such as FIs that have internally developed banking technology solutions or that are not our customers or use our solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our solutions. It is also possible that the larger FIs that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn or prolonged disruption in the financial services industry may cause our customers to reduce their spending on technology or cloud-based banking applications or to seek to terminate or renegotiate their contracts with us. Moreover, economic fluctuations caused by factors such as the U.S. Federal Reserve changing interest rates may cause potential new customers and existing customers to forego or delay purchasing our solutions or reduce the amount of spend with us, which would materially and adversely affect our business.
We have a limited operating history at the current scale of our business, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
As a result of our limited operating history at the current scale of our business, our ability to forecast our future operating results, including revenues, cash flows, and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.
We have a history of operating losses and may not achieve or sustain profitability on a GAAP basis in the future.
We began operations in late 2011 and have experienced net losses since inception. We generated net losses attributable to nCino of $40.5 million, $49.4 million, and $102.7 million for the fiscal years ended January 31, 2021, 2022, and 2023, respectively. Our net loss includes the results of operations of SimpleNexus from the date of acquisition on January 7, 2022. We had an accumulated deficit of $310.3 million at January 31, 2023. Even if we become profitable on a GAAP basis, we may not be able to maintain or increase our level of profitability. We intend to continue to support further growth and extend the functionality of our solutions in future periods. We will also face increased costs associated with growth and the expansion of our customer base and have seen increased costs in being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect to incur losses on a GAAP basis for the foreseeable future as we continue to invest in product development, and we cannot predict whether or when we will achieve or sustain profitability on a GAAP basis. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
If we are unable to attract new customers or continue to broaden our existing customers’ use of our solutions, our revenue growth will be adversely affected.
To increase our revenues, we will need to continue to attract new customers and succeed in having our current customers expand the use of our solutions across their institution. For example, our revenue growth strategy includes increased penetration of markets outside the U.S. as well as selling our retail applications to existing and new customers, and failure in either respect would adversely affect our revenue growth. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other companies, and general economic conditions. Our customers may also require fewer subscriptions for our solutions as their use may enable them to operate more efficiently over time. Therefore, we cannot assure you that our current customers will renew or expand their use of our solutions. If we are unable to sign new customers or retain or attract new business from current customers, our business and results of operations may be materially and adversely affected.

If the market for cloud-based banking technology develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our results of operations would be adversely affected.
Use of, and reliance on, cloud-based banking technology is still at an early stage and we do not know whether FIs will continue to adopt cloud-based banking technology such as the nCino Bank Operating System in the future, or whether the market will change in ways we do not anticipate. Many FIs have invested substantial personnel and financial resources in legacy software, and these FIs may be reluctant, unwilling, or unable to convert from their existing systems to our solutions. Furthermore, these FIs may be reluctant, unwilling, or unable to use cloud-based banking technology due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause FIs to choose not to adopt cloud-based banking technology such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional applications and functionality, such as nIQ and SimpleNexus, to our current and prospective customers. As we create new applications and enhance our existing solutions, these applications and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts and if customers choose not to adopt this functionality, our business and results of operations could suffer. If FIs are unwilling or unable to transition from their legacy systems, or if the demand for our solutions does not meet our expectations, our results of operations and financial condition will be adversely affected.
We may not be able to sustain our revenue growth rate in the future.
Our revenues increased from $204.3 million for fiscal 2021 to $273.9 million for fiscal 2022 to $408.3 million for fiscal 2023. Our revenues include the revenues of SimpleNexus from the date of acquisition on January 7, 2022. We may not be able to sustain revenue growth consistent with our recent history, if at all. Our revenue growth in recent periods may not be indicative of our future performance. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solutions, our ability to successfully sell and implement new applications, such as our retail applications, increasing competition, decreasing growth of our overall market, our inability to attract and retain a sufficient number of FI customers, concerns over data security, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, the price of our common stock could decline or otherwise be volatile and it may be difficult for us to achieve and maintain profitability.
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
•significant disruptions or distress in the FI industry;
•customer renewal rates;
•increases or decreases in the number of users licensed or pricing changes upon renewals of customer contracts;
•network outages or security breaches;
•general economic, industry, and market conditions;
•changes in our pricing policies or those of our competitors;
•seasonal variations in sales of our solutions, which have historically been highest in the fourth quarter of our fiscal year;
•the timing and amount of litigation and litigation-related expenses;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies.
We may not accurately predict the long-term rate of customer subscription renewals or adoption of our solutions, or any resulting impact on our revenues or operating results.
Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew for fewer users or on less favorable pricing terms. The average initial term of our customer agreements is three to five years for the nCino Bank Operating System and one to three years for SimpleNexus. We have a limited operating history at the current scale of our business with respect to rates of customer subscription renewals and cannot be certain of anticipated renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our solutions or their ability to continue their operations or spending levels. If our customers do not renew their subscriptions for our solutions on similar pricing terms, our revenues may decline and our business could suffer.
Additionally, as the markets for our solutions develop, we may be unable to attract new customers based on the same subscription model we have used historically. Moreover, large or influential FI customers may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our revenues, gross margin, profitability, financial position, and/or cash flow.
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
Personal privacy, information security, and data protection are significant issues in the U.S., the European Union (“EU”), and a number of other jurisdictions where we offer our solutions. The regulatory framework governing the collection, processing, storage, and use of certain information, particularly financial and other PII, is rapidly evolving. Any failure or perceived failure by us to comply with applicable privacy, security, or data protection laws, regulations, or industry standards may materially and adversely affect our business and results of operations.
We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the U.S., the EU, and other jurisdictions in which we operate. For instance, the California Consumer Privacy Act (the "CCPA") became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, receive detailed information about how their personal information is used and shared by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined), and provide such consumers rights to opt-out of certain sales of personal information. The CCPA provides for potential civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential legal privacy and cybersecurity risks. The California Privacy Rights Act (the "CPRA"), which expands the CCPA, passed in November 2020 and went into effect on January 1, 2023, potentially requiring still to be determined additional compliance investment and potential business process changes. Among other things, the CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. Following the CPRA, Virginia (effective January 1, 2023), Colorado (effective July 1, 2023), Connecticut (effective July 1, 2023), and Utah (effective December 1, 2023) have enacted similar, but not completely consistent, comprehensive privacy legislation that go into effect throughout 2023. Many other states are considering similar legislation in addition to the consideration of comprehensive privacy legislation at the federal level. If passed, such laws will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging.
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
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism in accordance with the EU GDPR has been put in place. In July 2020, the Court of Justice of the European Union (the "CJEU") in its Schrems II ruling invalidated the EU-U.S. Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA to the U.S., with immediate effect. The CJEU upheld the validity of standard contractual clauses ("SCCs") as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. The EU and U.S. governments have recently advanced the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, but it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer mechanism to replace the EU-US Privacy Shield framework. The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK does not consider adequate. This may have implications for our cross-border data flows and may result in additional compliance costs.
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
We generally recognize subscription revenues ratably over the terms of our customer contracts. Most of the subscription revenues we report each quarter are derived from the recognition of deferred revenue relating to subscriptions activated in previous quarters. Consequently, a reduction in activated subscriptions in any single quarter may only have a small impact on our subscription revenues for that quarter. However, such a decline will negatively affect our subscription revenues in future quarters. Accordingly, the effect of significant downturns in sales or market acceptance of our solutions may not be reflected in our results of operations until future periods.
The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and results of operations.
We currently compete with providers of technology and services in the financial services industry, primarily point solution vendors that focus on building functionality that competes with specific components of our solutions. From time to time, we also compete with systems internally developed by FIs. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the development, promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we do.
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
•difficulty converting the customers of the acquired business to our solutions and contract terms, including disparities in terms;
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
Based on the total number of shares of our common stock outstanding as of January 31, 2023, entities affiliated with Insight Partners (“Insight Partners”) holds approximately 35% of our total outstanding common stock. As a result, Insight Partners has the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, the approval of mergers, or other changes of corporate control, any of which may be in opposition to the best interests of our other stockholders and may adversely impact our results of operations and the value of our common stock. Sales of our common stock by Insight Partners could have an immediate and substantial adverse effect on the value of our common stock.

Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to FIs could adversely affect our business and results of operations, increase costs, and impose constraints on the way we conduct our business.
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our solutions address. As a provider of technology to FIs, we have been, and expect to continue to be, examined on a periodic basis by various regulatory agencies and may be required to review certain of our suppliers and partners. In addition, while much of our operations are not directly subject to the same regulations applicable to FIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. For example, as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to FIs. Matters subject to review and examination by federal and state FI regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our solutions. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we have to make changes to our internal processes and solutions as result of these regulations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
We are presently subject to a putative class action civil suit involving alleged violations of antitrust laws and a purported stockholder derivative lawsuit alleging violation of fiduciary duties with the series of mergers in which we became the parent of nCino OpCo and SimpleNexus. We may, in the future, become subject, from time to time, to other legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. Legal proceedings might result in damages and harm to our operations and prospects, reputational damage, substantial costs, and may divert management’s attention and resources, which might adversely impact our business, overall financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock.
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
We may face unexpected challenges related to the complexity of our customers’ implementation and configuration requirements. Implementation of our solutions may be delayed or expenses may increase when customers have unexpected data, software, or technology challenges, or unanticipated business requirements, which could adversely affect our relationship with customers and our operating results. In general, the revenues related to implementation and other professional services we provide are recognized on a proportional performance basis, and delays and difficulties in these engagements could result in losses on these contracts. In addition, our customers often require complex acceptance testing related to the implementation of our solutions. We also leverage the services of SIs, including Accenture, Deloitte, PwC, and West Monroe Partners, among others, to implement and configure the nCino Bank Operating System for our larger FI customers, while we have historically performed professional services for smaller FIs ourselves. While SI partners generally contract directly with our customers, any failure or delay by the SI partners we work with in providing adequate service and support would likely adversely affect our brand and reputation. For implementations we conduct ourselves, project delays may result in recognizing revenues later than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our ability to take customers live and the overall customer experience could be adversely affected. We rely on existing customers to act as references for prospective customers, and difficulties in implementation and configuration could therefore adversely affect our ability to attract new customers. Any difficulties or delays in implementation processes could cause customers to delay or forego future purchases of our solutions.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.
Since our inception, our business has grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems, and other significant changes and additional complexities. Our revenues increased from $204.3 million for fiscal 2021 to $273.9 million for fiscal 2022 to $408.3 million for fiscal 2023. Our revenues include the revenues of SimpleNexus from the date of acquisition on January 7, 2022. Our total number of employees increased from 436 as of January 31, 2018 to 1,791 as of January 31, 2023. Managing and sustaining a growing workforce and customer base geographically-dispersed in the U.S. and internationally requires substantial management effort, infrastructure, and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We also have to expand and enhance the capabilities of our sales, relationship management, implementation, customer service, research and development, and other personnel to support our growth and continue to achieve high levels of customer service and satisfaction. Our success depends on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of customer service, our reputation, as well as our business and results of operations, could be materially and adversely affected.
Defects, errors, or other performance problems in our solutions could harm our reputation, result in significant costs to us, impair our ability to sell our solutions, and subject us to substantial liability.
Our solutions are complex and may contain defects or errors when implemented or when new functionality is released. Despite extensive testing, from time to time we have discovered, and may in the future discover, defects or errors in our solutions. Any performance problems or defects in our solutions may materially and adversely affect our business and results of operations. Defects, errors, or other performance problems or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our customers’ businesses, and harm our reputation. In addition, if we have any such errors, defects, or other performance problems, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment, or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation, or adverse publicity. Errors, defects, or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.
If we fail to accurately anticipate and respond to rapid changes in the industry in which we operate, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
The financial services industry is subject to rapid change and the introduction of new technologies to meet the needs of this industry will continue to have a significant effect on competitive conditions in our market. If we are unable to successfully expand our product offerings beyond our current solutions, our customers could migrate to competitors who may offer a broader or more attractive range of products and services. For example, in fiscal 2022, we launched our Commercial Pricing and Profitability solution, powered by nIQ, and we may fail to achieve market acceptance of this offering. Unexpected delays in releasing new or enhanced versions of our solutions, or errors following their release, could result in loss of sales, delay in market acceptance, or customer claims against us, any of which could adversely affect our business. The success of any new solution depends on several factors, including timely completion, adequate quality testing, and market acceptance. We may not be able to enhance aspects of our solutions successfully or introduce and gain market acceptance of new applications or improvements in a timely manner, or at all. Additionally, we must continually modify and enhance our solutions to keep pace with changes in software applications, database technology, and evolving technical standards and interfaces. Uncertainties related to our ability to introduce and improve functionality, announcements or introductions of a new or updated solution, or modifications by our competitors could adversely affect our business and results of operations.
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
We may fail to successfully expand internationally. In addition, sales to customers outside the U.S. or with international operations expose us to risks inherent in international sales, which may include a marked increase in expenses.
For the fiscal years ended January 31, 2022 and 2023, sales to customers outside the U.S. accounted for 15.9% and 15.1%, respectively, of our total revenues. Our revenues include the revenues of SimpleNexus from the date of acquisition on January 7, 2022. A key element of our growth strategy is to further expand our international operations and worldwide customer base. We have expended significant resources to build out our sales and professional services organizations outside of the U.S. and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the U.S. may not be relevant to our ability to expand in any international market.
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the U.S. Export control regulations in the U.S. may increasingly be implicated in our operations as we expand internationally. These regulations may limit the export of our solutions and provision of our solutions outside of the U.S., or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our solutions in international markets, or, in some cases, prevent the export or import of our solutions to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.
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
•weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;
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
Our sales process involves educating prospective customers and existing customers about the benefits and technical capabilities of our solutions. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors. Our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs and 12 to 18 months or more for larger FIs. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and results of operations. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future.
Failure to protect our proprietary technology and intellectual property rights could adversely affect our business and results of operations.
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright, and trade secret laws and contractual protections in the U.S. and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage.
As of January 31, 2023, we had 12 issued patents and one patent application pending relating to the nCino Bank Operating System in the U.S. We cannot assure you that any patents will issue from any patent applications, that patents that may be issued from such applications will give us the protection we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “nCino” name and logo in the U.S. and certain other countries and we have registrations and/or pending applications for additional marks including “nIQ” in the U.S. and certain other countries. However, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available. We also rely on confidentiality agreements, consulting agreements, work-for-hire agreements, and invention assignment agreements with our employees, consultants, and others.
Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer, or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property is difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies, or intellectual property rights.
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
We have funded our operations since inception primarily through equity financings and receipts generated from customers. During our fiscal year 2023, we supplemented our liquidity with a revolving credit facility of up to $50.0 million (the "Credit Facility"). As of January 31, 2023 we had $30.0 million outstanding under our Credit Facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Moreover, we do not expect to be profitable for the foreseeable future on a GAAP basis. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations. If we incur debt, including under the revolving line of credit, the lenders would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, and we may be unable to service or repay the debt. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act was enacted in 2017 and made a number of significant changes to the current U.S. federal income tax rules, including reducing the generally applicable corporate tax rate from 35% to 21%, imposing additional limitations on the deductibility of interest, placing limits on the utilization of NOLs, and making substantial changes to the international tax rules. In addition, on March 27, 2020, the CARES Act was signed into law, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations, and payroll tax matters. Many of the provisions of the Tax Cuts and Jobs Act still require guidance through the issuance and/or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects, and there may be substantial delays before such regulations are promulgated and/or finalized, increasing the uncertainty as to the ultimate effects of the Tax Cuts and Jobs Act on us and our stockholders. There also may be technical corrections legislation or other legislative changes proposed with respect to the Tax Cuts and Jobs Act, the effects of which cannot be predicted and may be adverse to us or our stockholders.
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
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, including inflation and rising interest rates;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, political conditions, election cycles, war or incidents of terrorism, or responses to these events.
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
General Risks
Uncertain or weakened economic conditions, including inflation and rising interest rates and geopolitical uncertainties, may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which may be challenging at various times in the future. Financial developments, monetary and other developments seemingly unrelated to us or our industry may adversely affect us. For example, the current rising interest rate environment in the U.S., undertaken as a means to manage inflation, has had an impact on the real estate market in the U.S. and specifically, the demand for mortgage and mortgage-related products and services, which has had a negative impact on our SimpleNexus business and may continue to adversely impact that business to the extent the rising interest rate environment persists.
Moreover, domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty. We cannot predict the timing, strength, or duration of the current or any future potential economic slowdown in the U.S. or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our results of operations.

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our business, financial condition, and results of operations.
A significant portion of our employee base, operating facilities, and infrastructure are centralized in Wilmington, North Carolina. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, power outages, and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including Salesforce and AWS, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or otherwise materially and adversely affect our business.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. On an annual basis, this assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm is required to annually attest to the effectiveness of our internal controls over financial reporting. We are required to disclose significant changes made in our internal controls procedure on a quarterly basis.
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
As a public company, we have incurred and will continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the rules and regulations of The Nasdaq Global Select Market. As part of these requirements, we established and maintain effective disclosure and financial controls and make changes to our corporate governance practices. Compliance with these requirements has and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming.
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
On February 11, 2022, we entered into Credit Agreement by and among the Company, nCino OpCo, Inc., certain subsidiaries of the Company as guarantors, and Bank of America, N.A. as lender, pursuant to which we received access to a revolving Credit Facility of up to $50.0 million. As of January 31, 2023, we had $30.0 million outstanding under our Credit Facility. The Credit Facility contains affirmative and restrictive covenants that limit our operating ability including to, among other things, dispose of assets, merge with other companies, incur additional indebtedness and liens, engage in new businesses, acquire certain other companies and modify organizational documents. In addition, the Credit Facility is secured by substantially all of our personal property, and the Credit Facility requires us to satisfy certain covenants, including maintaining a minimum amount of liquidity under the Credit Facility. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in our Credit Facility would adversely affect our business. Further, at any time, if we violate the terms of the Credit Facility or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Wilmington, North Carolina where we lease several facilities encompassing approximately 237,000 square feet plus a 648-space parking deck. The leases relating to approximately 180,000 square feet of those facilities plus an adjacent parking deck expire in October 2037, each with options to extend and a purchase option that expires if not exercised on or before November 30, 2026. We have additional domestic offices in the U.S. and international offices in the United Kingdom, Australia, Canada, Japan, Spain and France. All of our offices are leased, and we do not own any real property.
We believe our facilities are adequate for our current needs. We believe that we will be able to obtain additional space on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, the Company may become involved in legal proceedings or is subject to claims arising in the ordinary course of business including the following:
On February 23, 2021, the Company and certain of its officers and other employees were served with grand jury subpoenas wherein the Antitrust Division of the Department of Justice (the “DOJ”) was seeking documents and information in connection with an investigation of the Company’s hiring and wage practices under U.S. federal antitrust laws. On February 8, 2023, the DOJ informed the Company that the investigation is closed. No fines, sanctions, actions, or penalties were imposed or taken against the Company or its officers or other employees in connection with this matter, and the costs the Company was incurring cooperating with the investigation have now ceased.
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
On September 26, 2022, a purported stockholder of the Company filed a complaint in the Delaware Court of Chancery in connection with the series of mergers in which the Company became the parent of nCino OpCo and SimpleNexus. The complaint, captioned City of Hialeah Employees’ Retirement System, Derivatively on Behalf of Nominal Defendants nCINO, INC. (f/k/a Penny HoldCo, Inc.) and nCINO OpCo, Inc. (f/k/a nCino, Inc.) v. INSIGHT VENTURE PARTNERS, LLC, et al., C.A. No. 2022-0846-MTZ, names as defendants, Insight Ventures Partners, LLC., Insight Holdings Group, LLC., the Company’s directors and certain officers, along with nCino, Inc. and nCino OpCo, Inc. as nominal defendants, and alleges that the members of the board of directors, controlling stockholders, and officers violated their fiduciary duties in the course of negotiating and approving the series of mergers. The complaint alleges damages in an unspecified amount. Pursuant to the rights in its bylaws and Delaware law, the Company is advancing the costs incurred by the director and officer defendants in this action, and the defendants may assert indemnification rights in respect of an adverse judgment or settlement of the action, if any.
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
Stockholders
As of January 31, 2023, there were 151 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The graph below compares the cumulative total return to our stockholders on our common stock between July 14, 2020 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2023 in comparison to the S&P 500 Index, the Russell 2000 Index, and the S&P 1500 Application Software Index. The graph assumes $100 was invested in our common stock on July 14, 2020, the S&P 500 Index, the Russell 2000 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends.

In fiscal 2023, we replaced the S&P 500 Index with the Russell 2000 Index as we believe that the market capitalization profile is more comparable to that of the Company. We will not include the previously used S&P 500 Index in our stock performance graph going forward.
Comparison of Cumulative Total Return of nCino, Inc.

$200
$150
$100
$50
$0
07/14/20
07/31/20
10/31/20
01/31/21
04/30/21
07/31/21
10/31/21
01/31/22
04/30/22
07/31/22
10/31/22
01/31/23
nCino, Inc.
S&P 500 Index
Russell 2000 Index
S&P 1500 Application Software Index

Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information regarding securities authorized for issuance.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends. For example, references in this Annual Report on Form 10-K to "fiscal 2023" refer to the fiscal year ended January 31, 2023.

The following section of this Form 10-K discusses our financial condition and results of operations for fiscal 2023 and 2022 and year-to-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.
Overview
nCino is the pioneer in cloud banking. Built by bankers for bankers, the nCino Bank Operating System is a single, multi-tenant software-as-a-service (SaaS) solution that helps financial institutions ("FI") modernize, innovate and outperform. A leader in the global financial services technology industry, nCino is a proven partner that has helped more than 1,850 FIs of all sizes and complexities, including global, enterprise, regional and community banks; credit unions; new market entrants; and independent mortgage banks power distinctive experiences, drive growth efficiencies, and run with full integrity. With nCino, FIs can:
•digitally serve their clients across lines of business,
•improve financial results,
•elevate employee experience and performance,
•manage risk and compliance more effectively, and
•establish an active data, audit, and business intelligence hub.
nCino was originally founded in a bank to improve that FI’s operations and client service. After realizing that virtually all FIs were dealing with the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce made it difficult to maintain relevancy in their clients’ lives—we were spun out as a separate company in late 2011. This heritage is the foundation of our deep banking domain expertise, which differentiates us, continues to drive our strategy and makes us uniquely qualified to help FIs cross the modernization divide by providing a comprehensive solution that onboards clients, originates loans, and opens accounts on a single, cloud-based platform.
We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks in the United States ("U.S."). We introduced this solution to enterprise banks in the U.S. in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe and Asia-Pacific ("APAC"). Throughout this market expansion, we broadened the nCino Bank Operating System by adding functionality for consumer lending, client onboarding, deposit account opening, analytics and AI/ML. In fiscal 2020, we acquired nCino Portfolio Analytics, LLC (formerly Visible Equity) and FinSuite as part of our strategy to build out our nIQ capabilities, and we established our nCino K.K. joint venture to facilitate our entry into the Japanese market. Additionally, in January 2022, we acquired SimpleNexus, which expanded our capabilities to the U.S. point-of-sale mortgage market.
We generally offer our solutions on a SaaS basis under multi-year contracts and recognize subscription revenues ratably over the term of the contract. Our customers may initially purchase one of our solutions for implementing a client onboarding, loan origination and/or deposit account opening application in a specific line of business within the FI, such as commercial, small business, consumer, or mortgage. The nCino Bank Operating System is designed to scale with our customers, and once our solution is deployed, we seek to have our customers expand adoption within and across lines of business. For fiscal 2023, we had a subscription revenue retention rate of 148%. See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Subscription Revenue Retention Rate” for additional information on subscription revenue retention rates.
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally we focus our sales efforts by geography. As of January 31, 2023, we had 267 sales and sales support personnel in the U.S., including SimpleNexus, and 77 sales and support personnel in offices outside the U.S.
To help customers go live with our solutions, we offer professional services including configuration and implementation, training, and advisory services. For enterprise FIs, we generally work with SI partners such as Accenture, Deloitte, and PwC for the delivery of professional services for the nCino Bank Operating System. For regional FIs, we work with SIs such as West Monroe Partners, and for community banks, we work with SIs or perform configuration and implementation ourselves. We expect enterprise FIs to make up a greater proportion of our nCino Bank Operating System sales. As a result, we expect the mix of our total revenues to become more heavily weighted toward subscription revenues.
On the Acquisition Date, we acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the U.S., for an aggregate purchase price of $933.6 million. As a result of the acquisition, SimpleNexus became a wholly owned subsidiary of nCino, Inc. Our consolidated results of operations for fiscal 2022 and 2023 include the operating results of SimpleNexus from the Acquisition Date. See Note 7 "Business Combinations" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information. Given it was prior to the Acquisition Date, no operating results for SimpleNexus are included in the comparative period for fiscal 2021. SimpleNexus offers a suite of products that enables loan officers, borrowers, real estate agents, settlement agents and others to easily engage in the homeownership process from any internet-enabled device.
In January 2023, nCino implemented an "in-person first" working environment at the Company's headquarters in Wilmington, N.C., in which full-time employees within Wilmington are expected to return to the office on a full-time basis.
On January 18, 2023, the Company announced a workforce reduction of approximately seven percent 7% and office space reductions in certain markets (collectively, the “Restructuring Plan”) in furtherance of its efforts to improve operating margins and advance the Company’s objective of profitable growth. The Company incurred charges in the fourth quarter of the Company’s fiscal 2023 of $4.8 million in connection with the Restructuring Plan. As of January 31, 2023, the accrual for severance and related benefit costs of $5.0 million for terminated employees was included in accrued compensation and benefits in the consolidated balance sheets and was paid in the first quarter of the Company’s fiscal 2024. The Company paid $0.8 million in the fourth quarter of fiscal 2023 to exercise an early termination clause to exit a facility during fiscal 2024, which was accounted for as a lease modification under ASC 842. See Note 19 "Restructuring" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Our total revenues were $204.3 million, $273.9 million, and $408.3 million for fiscal 2021, 2022, and 2023, respectively, representing a 41.4% compound annual growth rate. Our revenues include $3.9 million in revenues from SimpleNexus from the Acquisition Date for fiscal 2022 and $65.4 million for fiscal 2023. Our subscription revenues in fiscal 2021 were $162.4 million or 79.5% of total revenues, $224.9 million or 82.1% of total revenues in fiscal 2022, and $344.8 million or 84.4% of total revenues in fiscal 2023, representing a 45.7% compound annual growth rate. Our subscription-based revenues include $3.7 million from SimpleNexus from the Acquisition Date for fiscal 2022 and $59.8 million for fiscal 2023. Due to our investments in growth, we recorded net losses attributable to nCino in fiscal 2021, 2022, and 2023 of $40.5 million, $49.4 million, and $102.7 million, respectively. Our net losses include the operating results of SimpleNexus from the Acquisition Date.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 15.1% of total revenues for fiscal 2023. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
Mix of Subscription and Professional Services Revenues. The initial deployment of our solutions by our customers requires a period of implementation and configuration services that typically range from three to 18 months, depending on scope. As a result, during the initial go-live period for a customer on the nCino Bank Operating System, professional services revenues generally make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect subscription revenues will make up an increasing proportion of our total revenues as our overall business grows.

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
For fiscal 2021, 2022, and 2023, we had subscription revenue retention rates of 155%, 133%, and 148%, respectively. The most significant driver of changes in our subscription revenue retention rate each year has historically been the number of new customers in prior years and the associated phased activation schedules for such customers. In addition, because larger FIs tend to make more sizable purchases with longer activation schedules, we expect variability in our subscription revenue retention rates based on the timing and extent of our continued penetration of this portion of the market. The increase in our subscription revenue retention rate for fiscal 2021 was primarily due to accelerated activation of licenses sold in the year for our PPP and Coronavirus Business Interruption Loan Scheme solutions. The moderation in our subscription revenue retention rate for fiscal 2022 was due to a higher mix of new customer sales with prolonged activation schedules. The increase in our subscription revenue retention rate for fiscal 2023 was due to the inclusion of customers who had contracts with SimpleNexus in effect prior to January 31, 2022. Subscription revenues from periods prior to the acquisition were excluded from the calculation for fiscal 2023. Excluding SimpleNexus, the subscription revenue retention rate for fiscal 2023 was 125%. Our use of subscription revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in adjacent markets may calculate subscription revenue retention rates or similar metrics differently, which reduces its usefulness as a comparative measure.
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
The graphic below illustrates our ACV-based net retention for customers initially signed since fiscal 2013. Customers who signed with SimpleNexus prior to January 31, 2022, are included in the fiscal 2022 cohort and customers who signed with Portfolio Analytics prior to January 31, 2020, are represented in the fiscal 2020 cohort. Each individual cohort is not necessarily predictive of other or future cohorts.
Annual Contract Value ("ACV")

ACV-based net retention
FY 2013
FY 2014
FY 2015
FY 2016
FY 2017
FY 2018
FY 2019
FY 2020
FY 2021
FY 2022
FY 2023
NA
1.1X
1.2X
1.3X
1.9X
1.5X
2.0X
2.5X
2.4X
2.0X
4.7X

Interest Rate Environment. We are currently operating in a rising interest rate environment as the United States Federal Reserve raises interest rates as a means to manage inflation. These rate increases have had an impact on the real estate market in the U.S. and specifically, the demand for mortgages and mortgage-related products and services, which has had a negative impact on our SimpleNexus business. We continue to monitor the impact the rise in interest rates and any future rise in interest rates may have on our business.
Continued Investment in Innovation and Growth. We have made substantial investments in product development, sales and marketing, and strategic acquisitions since our inception to achieve a leadership position in our market and grow our revenues and customer base. We intend to continue to increase our investment in product development in the coming years to maintain and build on this advantage. We also intend to invest in sales and marketing both in the U.S. and internationally to further grow our business. To capitalize on the market opportunity we see ahead of us, we expect to continue to optimize our operating plans for revenue growth and profitability.
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
•Client onboarding, loan origination, and deposit account opening applications targeted at a FI’s commercial, small business, and retail lines of business, for which we generally charge on a per seat basis.
•nIQ for which we generally charge based on the asset size of the customer or on a usage basis.
•Through SimpleNexus, a digital homeownership platform uniting people, systems, and stages of the mortgage process into a seamless end-to-end journey for which we generally charge on a per seat basis.
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
Professional Services and Other Revenues. Professional services and other revenues consist of fees for implementation and configuration assistance, training, and advisory services. For enterprise and larger regional FIs, we generally work with SI partners to provide the majority of implementation services for the nCino Bank Operating System, for which these SI partners bill our customers directly. We have historically delivered professional services ourselves for community banks and smaller credit unions and SimpleNexus has historically provided professional services directly to its customers. Revenues for implementation, training, and advisory services are generally recognized on a proportional performance basis, based on labor hours incurred relative to total budgeted hours. To date, our losses on professional services contracts have not been material. During the initial go-live period for a customer on the nCino Bank Operating System, professional services revenues generally make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect to see subscription revenues make up an increasing proportion of our total revenues.
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
Research and Development. Research and development expenses consist primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, as well as allocated overhead. Research and development expenses also include the cost of third-party contractors. Research and development costs are expensed as incurred. We expect research and development costs will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, and allocated overhead, as well as acquisition-related expenses, such as legal and other professional services fees. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
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
Income Tax Provision (Benefit). Income tax provision (benefit) consists of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables present our selected consolidated statements of operations data for fiscal 2021, 2022, and 2023 in both dollars and as a percentage of total revenues, except as noted.
The comparability of our operating results is impacted by our SimpleNexus acquisition. In our discussion of changes in our results of operations for our year-to-year comparisons between fiscal 2023 and 2022, we disclose the impact of the growth of revenues from SimpleNexus. Expense contributions from our SimpleNexus acquisition for each of the respective period comparisons generally were not separately identifiable due to the integration of this business into our existing operations.

	Fiscal Year Ended January 31,
($ in thousands, except share and per share amounts)	2021	2022	2023
Revenues:
Subscription revenues	$162,439	$224,854	$344,752
Professional services and other revenues	41,854	49,011	63,563
Total revenues	204,293	273,865	408,315
Cost of revenues:
Cost of subscription revenues	47,969	64,508	106,265
Cost of professional services and other revenues	40,166	46,905	63,341
Total cost of revenues	88,135	111,413	169,606
Gross profit	116,158	162,452	238,709
Operating expenses:
Sales and marketing	59,731	82,901	127,669
Research and development	58,263	79,363	121,576
General and administrative	40,772	71,545	83,477
Total operating expenses	158,766	233,809	332,722
Loss from operations	(42,608)	(71,357)	(94,013)
Non-operating income (expense):
Interest income	361	194	403
Interest expense	(130)	(1,514)	(2,807)
Other income (expense), net	1,693	(1,277)	(1,356)
Loss before income taxes	(40,684)	(73,954)	(97,773)
Income tax provision (benefit)	586	(23,833)	4,071
Net loss	(41,270)	(50,121)	(101,844)
Net loss attributable to redeemable non-controlling interest	(1,130)	(1,569)	(1,119)
Adjustment attributable to redeemable non-controlling interest	396	894	1,995
Net loss attributable to nCino, Inc.	$(40,536)	$(49,446)	$(102,720)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.46)	$(0.51)	$(0.93)
Weighted average number of common shares outstanding:
Basic and diluted	87,678,323	96,722,464	110,615,734

The Company recognized stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2021	2022	2023
Cost of subscription revenues	$576	$960	$1,430
Cost of professional services and other revenues	4,232	5,195	7,263
Sales and marketing	6,190	7,520	13,283
Research and development	5,463	6,186	11,602
General and administrative	8,747	8,616	16,654
Total stock-based compensation expense[1]	$25,208	$28,477	$50,232
1Includes $0.2 million benefit incurred for the fiscal year ended January 31, 2023 in connection with the restructuring plan commenced in January 2023. See Note 19 "Restructuring" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
The Company recognized amortization expense for intangible assets as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2021	2022	2023
Cost of subscription revenues	$1,525	$2,604	$17,019
Cost of professional services and other revenues	—	—	94
Sales and marketing	1,670	2,303	11,087
General and administrative	10	—	—
Total amortization expense	$3,205	$4,907	$28,200

	Fiscal Year Ended January 31,
	2021	2022	2023
Revenues:
Subscription revenues	79.5%	82.1%	84.4%
Professional services and other revenues	20.5	17.9	15.6
Total revenues	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.5	28.7	30.8
Cost of professional services and other revenues	96.0	95.7	99.7
Total cost of revenues	43.1	40.7	41.5
Gross profit	56.9	59.3	58.5
Operating expenses:
Sales and marketing	29.2	30.3	31.3
Research and development	28.5	29.0	29.8
General and administrative	20.0	26.1	20.4
Total operating expenses	77.7	85.4	81.5
Loss from operations	(20.8)	(26.1)	(23.0)
Non-operating income (expense):
Interest income	0.2	0.1	0.1
Interest expense	(0.1)	(0.6)	(0.7)
Other income (expense), net	0.8	(0.5)	(0.3)
Loss before income taxes	(19.9)	(27.1)	(23.9)
Income tax provision (benefit)	0.3	(8.7)	1.0
Net loss	(20.2)%	(18.4)%	(24.9)%

Comparison of the Fiscal Years Ended January 31, 2022 and 2023
Revenues

	Fiscal Year Ended January 31,
($ in thousands)	2022		2023
Revenues:
Subscription revenues	$224,854	82.1%	$344,752	84.4%
Professional services and other revenues	49,011	17.9	63,563	15.6
Total revenues	$273,865	100.0%	$408,315	100.0%
Subscription Revenues
Subscription revenues increased $119.9 million for fiscal 2023 compared to fiscal 2022, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisition of SimpleNexus, and growth from existing customers within and across lines of business. Of the increase, 44.5% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, 8.7% was attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period, and 46.8% was attributable to revenues from SimpleNexus. Subscription revenues were 84.4% of total revenues for fiscal 2023 compared to 82.1% of total revenues for fiscal 2022, primarily due to growth in our installed base and SimpleNexus.
Professional Services and Other Revenues
Professional services and other revenues increased $14.6 million for fiscal 2023 compared to fiscal 2022, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. 36.4% of the increase was attributable to revenues from SimpleNexus.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
($ in thousands)	2022		2023
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$64,508	28.7%	$106,265	30.8%
Cost of professional services and other revenues	46,905	95.7	63,341	99.7
Total cost of revenues	$111,413	40.7	$169,606	41.5
Gross profit	$162,452	59.3%	$238,709	58.5%
Cost of Subscription Revenues
Cost of subscription revenues increased $41.8 million for fiscal 2023 compared to fiscal 2022, generating a gross margin for subscription revenues of 69.2% compared to a gross margin of 71.3% for fiscal 2022. The decrease in gross margin percentage is primarily due to an increase of $14.4 million in amortization expense for acquired developed technology related to the acquisition of SimpleNexus included for a full year in fiscal 2023 compared to less than a month in fiscal 2022. Costs related to Salesforce user fees increased $11.9 million as we continued to add new customers and sell additional functionality to existing customers, and other costs of subscription revenues increased $10.1 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $4.3 million due to an increase in average headcount, including headcount from the acquisition of SimpleNexus contributing for a full year in fiscal 2023 compared to less than a month in fiscal 2022. The increase in cost of subscription revenues also included an increase of $0.8 million in allocated overhead costs due to growth supporting our continued business expansion. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.

Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $16.4 million for fiscal 2023 compared to fiscal 2022, generating a gross margin for professional services and other revenues of 0.3% compared to a gross margin of 4.3% for fiscal 2022. For fiscal 2023, personnel costs, including stock-based compensation expense, increased $13.6 million for professional services compared to the prior year period due to an increase in average headcount, including headcount from the acquisition of SimpleNexus contributing for a full year in fiscal 2023 compared to less than a month in fiscal 2022. Also included in the increase in personnel costs is $0.3 million in restructuring costs incurred in connection with the headcount reductions in January 2023. The increase in cost of professional services and other revenues also included an increase of $1.7 million in allocated overhead costs due to growth supporting our business, an increase of $0.8 million in travel-related costs, and a $0.4 million increase in reimbursable travel and related expenses for the professional services organization. The decrease in our professional services and other gross margin for fiscal 2023 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Operating Expenses

	Fiscal Year Ended January 31,
($ in thousands)	2022		2023
Operating expenses:
Sales and marketing	$82,901	30.3%	$127,669	31.3%
Research and development	79,363	29.0	121,576	29.8
General and administrative	71,545	26.1	83,477	20.4
Total operating expenses	233,809	85.4	332,722	81.5
Loss from operations	$(71,357)	(26.1)%	$(94,013)	(23.0)%
Sales and Marketing
Sales and marketing expenses increased $44.8 million for fiscal 2023 compared to fiscal 2022, primarily due to an increase of $24.9 million in personnel costs, including stock-based compensation expense, mainly from an increase in average headcount, including headcount from the acquisition of SimpleNexus contributing for a full year in fiscal 2023 compared to less than a month in fiscal 2022. Also included in the increase in personnel costs is $1.3 million in restructuring costs incurred in connection with the headcount reductions in January 2023. The increase in personnel costs was partially offset by a decrease in expatriate tax equalization expenses compared to fiscal 2022. Amortization expense for acquired customer relationships and trade name increased $8.8 million related to the acquisition of SimpleNexus. The increase in sales and marketing expenses also included an increase of $4.1 million in sales-related travel costs, an increase of $3.4 million in marketing costs primarily attributable to the re-establishment of in-person conferences following COVID-19, an increase of $2.7 million in allocated overhead costs, and an increase of $0.9 million in third-party consulting fees.
Our sales and marketing headcount decreased by 2 from January 31, 2022 to January 31, 2023. In the fourth quarter of fiscal 2023 due to a change in responsibilities, 12 employees moved to our general and administrative department from our sales and marketing department. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development
Research and development expenses increased $42.2 million for fiscal 2023 compared to fiscal 2022, primarily due to an increase of $41.2 million in personnel costs, including stock-based compensation expense, mainly from an increase in average headcount, including headcount from the acquisition of SimpleNexus contributing for a full year in fiscal 2023 compared to less than a month in fiscal 2022. Also included in the increase in personnel costs is $2.0 million in restructuring costs incurred in connection with the headcount reductions in January 2023. The increase in research and development expenses also included an increase of $3.9 million in allocated overhead costs due to growth supporting our continued business expansion and an increase of $1.0 million in travel-related costs, partially offset by a $4.0 million decrease in third party professional fees as a result of lower contract research and development spend.
Our research and development headcount grew by 32 from January 31, 2022 to January 31, 2023. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.

General and Administrative
General and administrative expenses increased $11.9 million for fiscal 2023 compared to fiscal 2022, primarily due to an increase of $19.2 million in personnel costs, including stock-based compensation, from additional headcount as we continued to scale our business, mainly from an increase in average headcount, including headcount from the acquisition of SimpleNexus contributing for a full year in fiscal 2023 compared to less than a month in fiscal 2022. Also included in the increase in personnel costs is $1.2 million in restructuring costs incurred in connection with the headcount reductions in January 2023. The increase in general and administrative spend also included an increase of $2.7 million in allocated overhead and other general and administrative costs and an increase of $0.7 million in travel-related costs. Third party professional fees decreased $10.6 million for fiscal 2023 compared to fiscal 2022, mostly attributable to a decrease in third party professional fees and expenses related to acquisition costs for SimpleNexus and fees and expenses related to the government antitrust investigation and related civil action disclosed in Item 3 "Legal Proceedings" of Part I of this Annual Report on Form 10-K (the "Antitrust Matters") partially offset by an increase in other professional fees.
Our general and administrative headcount grew by 20 from January 31, 2022 to January 31, 2023. In the fourth quarter of fiscal 2023 due to a change in responsibilities, 12 employees moved from our sales and marketing department to our general and administrative department. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Non-Operating Income (Expense)

	Fiscal Year Ended January 31,
($ in thousands)	2022		2023
Interest income	$194	0.1%	$403	0.1%
Interest expense	(1,514)	(0.6)	(2,807)	(0.7)
Other income (expense), net	(1,277)	(0.5)	(1,356)	(0.3)
Interest expense increased $1.3 million primarily due to a larger balance on our financing obligations for leases for which we are considered the owners for accounting purposes, and also due to interest expenses associated with a credit agreement for a senior secured revolving credit facility of up to $50.0 million we entered into on February 11, 2022 (the "Credit Facility") that was not in place in the prior comparative year.
Income Tax Provision (Benefit)

	Fiscal Year Ended January 31,
($ in thousands)	2022		2023
Income tax provision (benefit)	$(23,833)	(8.7)%	$4,071	1.0%
Income tax provision was $4.1 million for fiscal 2023 compared to a benefit of $23.8 million for fiscal 2022 and resulted in an effective tax rate of (4.2)% compared to 32.2% in the prior fiscal year. In fiscal 2023, the income tax provision was primarily due to taxes from profitable jurisdictions outside of the U.S., which includes withholding taxes. In fiscal 2022, the income tax benefit was primarily due to the reduction of the valuation allowance from the acquisition of SimpleNexus, offset by a tax provision from profitable jurisdictions outside of the U.S.
See Note 12 "Income Taxes" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the U.S. federal statutory rate to the effective tax rate.
We continue to maintain a valuation allowance against our deferred assets in most jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgement and the use of estimates.
Beginning in fiscal 2023, we have adopted, as required, Code Section 174, as amended by the Tax Cuts and Jobs Act of 2017. For U.S. income tax purposes, the option to deduct research and development expenditures is no longer available and thus requires us to capitalize and amortize these expenditures over either a five- or fifteen-year period. This will result in the repartition of our deferred tax asset balances from net operating losses and tax credit carryforwards to non-tax attribute deferred tax balances. In addition, this may reduce our operating cash flows in future periods through cash remittances of U.S. federal and state income tax.
Comparison of the Fiscal Years Ended January 31, 2021 and 2022
For a discussion of our results of operations for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.
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
Non-GAAP operating loss. Non-GAAP operating loss is defined as loss from operations as reported in our consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, legal expenses related to certain litigation, and restructuring and related charges, resulting from the Restructuring Plan. See Note 19 "Restructuring" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the charges related to the Restructuring Plan. Non-GAAP operating loss is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating loss eliminates potential differences in performance caused by these items that are not indicative of the Company's ongoing operating performance and hinders comparability with prior and future performance.
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

The following table reconciles non-GAAP operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Fiscal Year Ended January 31,
($ in thousands)	2021	2022	2023
GAAP loss from operations	$(42,608)	$(71,357)	$(94,013)
Adjustments
Amortization of intangible assets	3,205	4,907	28,200
Stock-based compensation expense	25,208	28,477	50,232
Acquisition-related expenses	—	10,006	2,276
Litigation expenses[1]	—	10,326	6,147
Restructuring and related charges[2]	—	—	5,017
Total adjustments	28,413	53,716	91,872
Non-GAAP operating loss	$(14,195)	$(17,641)	$(2,141)
1Represents legal expenses related to the Antitrust Matters and a shareholder derivative lawsuit.
2Stock-based compensation benefit of $0.2 million related to restructuring is included on the stock-based compensation expense line item.
Liquidity and Capital Resources
As of January 31, 2023, we had $82.0 million in cash and cash equivalents, and an accumulated deficit of $310.3 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future.
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
On February 11, 2022, we entered into the Credit Facility of up to $50.0 million. We borrowed and repaid $20.0 million under the Credit Facility during the three months ended April 30, 2022 and borrowed $30.0 million during the three months ended October 31, 2022. As of January 31, 2023, the Company had $30.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants. See Note 15 "Revolving Credit Facility" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
We believe that current cash and cash equivalents as well as borrowings available under the Credit Facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, and any potential future acquisitions. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.

nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2022 and January 31, 2023, the redeemable non-controlling interest was $2.9 million and $3.6 million, respectively.
As part of our joint venture obligations, we may be required to make an additional cash capital contribution of up to $5.0 million to nCino K.K. during fiscal 2024.
Cash Flows
Summary Cash Flow information for fiscal 2021, 2022, and 2023 are set forth below.

	Fiscal Year Ended January 31,
($ in thousands)	2021	2022	2023
Net cash provided by (used in) operating activities	$9,222	$(19,229)	$(15,381)
Net cash used in investing activities	(4,338)	(278,488)	(20,725)
Net cash provided by financing activities	274,121	15,922	36,712
Net Cash Used in Operating Activities
The $15.4 million used in operating activities in fiscal 2023 reflects our net loss of $101.8 million and $14.9 million used in changes in working capital accounts, partially offset by $101.3 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, foreign currency losses related to intercompany loans and transactions, deferred income taxes, and provision for bad debt. Cash used in working capital accounts was principally a function of a $26.8 million increase in accounts receivable due to the timing of billings and collections from customers, an increase of $12.2 million of capitalized costs to obtain revenue contracts, which primarily relates to payments for sales commissions as we expand our customer base, a decrease of $4.8 million in operating lease liabilities, a $3.4 million increase in prepaid expenses and other assets, and a $1.2 million decrease in accrued expenses and other current liabilities. The cash used in working capital accounts was partially offset by a $33.5 million increase in deferred revenue, as we expanded our customer base and renewed existing customers.
The $19.2 million used in operating activities in fiscal 2022 reflects our net loss of $50.1 million, partially offset by $24.5 million in non-cash charges and $6.4 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, deferred income taxes, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, and foreign currency losses related to intercompany loans and transactions. Cash generated by working capital accounts was principally a function of a $24.3 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, a $7.3 million increase in accrued expenses and other current liabilities, and a $4.4 million increase in accounts payable. The cash generated by working capital accounts was partially offset by an increase of $13.5 million in accounts receivable due to the timing of billings and collections from customers, an increase of $11.0 million of capitalized costs to obtain revenue contracts, which primarily relates to payments for sales commissions as we expand our customer base, a decrease of $2.6 million in operating lease liabilities, and a $2.5 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
The $20.7 million used in investing activities in fiscal 2023 was comprised of $18.3 million used for the purchase of property and equipment and the completion of leasehold improvements to our additional headquarter building to support the expansion of our business, $2.5 million for the purchase of preferred stock in Zest AI, and $0.6 million for an asset acquisition completed in August 2022. The cash used in investing activities was partially offset by $0.7 million received for a net working capital adjustment from our SimpleNexus acquisition. The $278.5 million used in investing activities in fiscal 2022 comprised of $269.0 million used for the acquisition of SimpleNexus, $5.5 million used for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $4.0 million used for the purchase of an investment.
Net Cash Provided by Financing Activities
The $36.7 million provided by financing activities in fiscal 2023 was comprised principally of $50.0 million of proceeds from borrowings on the Credit Facility to expand our liquidity, $4.5 million in proceeds from stock issuances under the employee stock purchase plan, and $3.8 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by payments of $20.0 million on the Credit Facility, principal payments of $1.1 million on financing obligations, and payments of debt issuance costs of $0.4 million. The $15.9 million provided by financing activities in fiscal 2022 comprised principally of $13.9 million of proceeds from the exercise of stock options and $2.5 million in proceeds from stock issuances under the employee stock purchase plan, partially reduced by stock issuance costs of $0.2 million for shares issued in consideration for the SimpleNexus acquisition, and principal payments of $0.3 million on the financing obligation.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes, and the Credit Facility. See Note 14 "Leases," Note 15 "Revolving Credit Facility," and Note 16 "Commitments and Contingencies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to our solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, which we believe best reflects the manner in which our customers utilize our subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time and, as a result, are accounted for as a service contract. Generally, our subscription contracts for the nCino Bank Operating System are three years or longer in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. Subscription contracts for SimpleNexus typically range from one to three years and are generally billed monthly in advance. Subscription arrangements for the nCino Bank Operating System that are cancelable generally have penalty clauses.
Professional Services and Other Revenues
Professional services and other revenues primarily consist of fees for deployment, configuration, and optimization services, as well as training. The majority of our professional services contracts revenues are recognized over time based on a proportional performance methodology which utilizes input methods. Professional services contracts are billed on a time and materials or fixed fee basis.
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
Business Combinations
We use our best estimates and assumptions to assign fair value to tangible and intangible assets acquired and liabilities assumed at the acquisition date. The estimates of fair value require management to make estimates of, among other things, future expected cash flows, obsolescence life and factor, and discount rates. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. While we use our best estimates and assumptions, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets have different lives.
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
A valuation allowance is provided against a deferred tax asset when we determine that it is more likely than not that all, or a portion of, the balance will not be realized. This requires management to utilize significant judgement and the use of estimates. Any realization of the Company’s deferred tax assets is based upon the evaluation of four sources of taxable income, the future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and tax-planning strategies. At January 31, 2023, we determined that it is more likely than not that the majority of our deferred tax assets will not be realized and as such, recorded a valuation allowance of $138.4 million against our deferred tax assets of $192.4 million as of that date.
The Company is subject to income tax in the U.S., multiple state and local jurisdictions and various foreign countries. The tax laws and regulations in each jurisdiction may be interpreted differently in certain situations, which could result in differing financial results. The Company is required to exercise judgement regarding the application of these tax laws and regulations. Through this judgement process, the Company will evaluate and recognize any tax liabilities related to any income tax uncertainties. Due to the complexity of any uncertainty, the ultimate resolution may result in a remittance that is different from the current estimate of any tax liabilities.
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
Interest Rate Risk
At January 31, 2023, we had cash, cash equivalents and restricted cash of $87.4 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Bloomberg Short Term Bank Yield Index ("BSBY") rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. At January 31, 2023, we had $30.0 million outstanding under the Credit Facility. We are exposed to the risk of increasing interest rates as the Credit Facility is at a variable interest rate. As of January 31, 2023, the applicable interest rate was approximately 5.57%. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. See Note 15, "Revolving Credit Facility" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in non-operating income (expense), other in our consolidated statements of operations. Furthermore, our customers outside of the U.S. typically pay us in local currency. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheets of nCino, Inc. (the Company) as of January 31, 2022 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes, as well as the financial statement schedule listed in the Index at Item 15.2. (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

The audit effort in evaluating the Company’s accounting for revenue recognition was extensive and required auditor judgment for certain customer contracts to evaluate the terms and conditions, identify distinct performance obligations and support the estimation of the standalone selling price (SSP) of each performance obligation which is based in part on customer pricing, customer demographic and geographic area where services are sold.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition processes, including controls designed to mitigate the risk of override of controls. This included testing controls over management’s review of customer contracts and review of manual revenue journal entries.

To test the Company’s accounting for revenue recognition, we performed audit procedures that included, among others, data analytics to validate that the revenue recorded correlated to the deferred revenue and accounts receivable amounts and the accounts receivable amounts ultimately settled in cash. Our audit procedures also included testing a sample of revenue transactions for each of the significant service offerings. For the samples selected, we evaluated terms and conditions, reperformed management’s assessment of distinct performance obligations and allocation of consideration within the arrangement as well as tested the application of the revenue recognition accounting requirements, including reperforming calculations of revenue recognized and testing the underlying data used in the calculations. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

Business Combination
Description of the Matter	As explained in Note 7 to the consolidated financial statements, on January 7, 2022 through a series of mergers, the Company completed the acquisition of SimpleNexus, LLC (“SimpleNexus”) for total purchase consideration of approximately $933.0 million. The acquisition was accounted for as a business combination. The Company recorded intangible assets from this acquisition, including customer relationships and developed technology of $70.0 million and $77.5 million respectively. The Company used the multi-period excess earning method to estimate the fair value of the customer relationships and the relief from royalty method to estimate the fair value of the developed technology, each of which are based on management’s estimates and assumptions.

Auditing the Company's accounting for its acquisition of SimpleNexus was complex and subjective due to the significant estimation uncertainty in determining the fair value of the above mentioned identified intangible assets, which was primarily due to the sensitivity of the respective fair values to the underlying assumptions. The significant assumptions used in the fair value estimate of the customer relationships intangible asset included the forecasted customer revenues, attrition rate, and discount rate. The significant assumptions used in the fair value estimate of the developed technology intangible asset included forecasted revenues, obsolescence life and factor, and the discount rate. Certain of these significant assumptions for each of the identified intangible assets are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the estimation process supporting the recognition and measurement of customer relationships and developed technologies, including consideration of any measurement period adjustments. Our tests included controls over the estimation process and valuation models to estimate the fair values of the above identified intangible assets, as well as controls over management’s review of the valuation methodologies and significant assumptions discussed above.

To test the estimated fair values of the customer relationship and developed technology intangible assets, we performed, with the assistance of our valuation specialists, audit procedures that included evaluating the Company's selection of the valuation methodologies, testing the significant assumptions, and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions in the prospective financial information, including the forecasted revenue growth rates, to current industry and market trends, as well as to the historical performance of the acquired business. We also tested the underlying source information used in the valuation model including the determination of the discount rates and the mathematical accuracy of the calculations as well as independently calculated the fair value estimates to compare to the Company's recorded amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.
Raleigh, North Carolina
March 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited nCino, Inc.’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, nCino, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of January 31, 2022 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes, as well as the financial statement schedule listed in the Index at Item 15.2., and our report dated March 28, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 28, 2023

nCino, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2022	January 31, 2023
Assets
Current assets
Cash and cash equivalents (VIE: $4,183 and $2,019 at January 31, 2022 and January 31, 2023, respectively)	$88,014	$82,036
Accounts receivable, less allowances of $151 and $899 at January 31, 2022 and January 31, 2023, respectively	74,528	99,497
Costs capitalized to obtain revenue contracts, current portion, net	7,583	9,386
Prepaid expenses and other current assets	13,384	16,274
Total current assets	183,509	207,193
Property and equipment, net	60,677	84,442
Operating lease right-of-use assets, net	13,170	10,508
Costs capitalized to obtain revenue contracts, noncurrent, net	16,403	18,229
Goodwill	841,487	839,440
Intangible assets, net	180,122	152,825
Investments (related party $0 and $2,500 at January 31, 2022 and January 31, 2023, respectively)	4,031	6,531
Other long-term assets	1,615	8,101
Total assets	$1,301,014	$1,327,269
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,366	$11,878
Accrued compensation and benefits	21,454	22,623
Accrued expenses and other current liabilities	14,744	10,897
Deferred revenue, current portion	122,643	154,871
Financing obligations, current portion	621	1,015
Operating lease liabilities, current portion	3,548	3,874
Total current liabilities	174,376	205,158
Operating lease liabilities, noncurrent	11,198	7,282
Deferred income taxes, noncurrent	1,675	2,797
Deferred revenue, noncurrent	44	—
Revolving credit facility, noncurrent	—	30,000
Financing obligations, noncurrent	33,478	54,365
Construction liability, noncurrent	9,736	—
Total liabilities	230,507	299,602
Commitments and contingencies (Note 16)
Redeemable non-controlling interest (Note 3)	2,882	3,589
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2022 and January 31, 2023	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2022 and January 31, 2023; 109,778,542 and 111,424,132 shares issued and outstanding as of January 31, 2022 and January 31, 2023, respectively	55	56
Additional paid-in capital	1,277,258	1,333,669
Accumulated other comprehensive income (loss)	(72)	694
Accumulated deficit	(209,616)	(310,341)
Total stockholders’ equity	1,067,625	1,024,078
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,301,014	$1,327,269
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2021	2022	2023
Revenues
Subscription (related parties $2,439, $0, and $0, respectively)	$162,439	$224,854	$344,752
Professional services and other	41,854	49,011	63,563
Total revenues	204,293	273,865	408,315
Cost of revenues
Subscription (related party $34,831, $41,404, and $0, respectively)[1]	47,969	64,508	106,265
Professional services and other	40,166	46,905	63,341
Total cost of revenues	88,135	111,413	169,606
Gross profit	116,158	162,452	238,709
Operating expenses
Sales and marketing	59,731	82,901	127,669
Research and development	58,263	79,363	121,576
General and administrative	40,772	71,545	83,477
Total operating expenses	158,766	233,809	332,722
Loss from operations	(42,608)	(71,357)	(94,013)
Non-operating income (expense)
Interest income	361	194	403
Interest expense	(130)	(1,514)	(2,807)
Other income (expense), net	1,693	(1,277)	(1,356)
Loss before income taxes	(40,684)	(73,954)	(97,773)
Income tax provision (benefit)	586	(23,833)	4,071
Net loss	(41,270)	(50,121)	(101,844)
Net loss attributable to redeemable non-controlling interest (Note 3)	(1,130)	(1,569)	(1,119)
Adjustment attributable to redeemable non-controlling interest (Note 3)	396	894	1,995
Net loss attributable to nCino, Inc.	$(40,536)	$(49,446)	$(102,720)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.46)	$(0.51)	$(0.93)
Weighted average number of common shares outstanding:
Basic and diluted	87,678,323	96,722,464	110,615,734
1See Note 9 "Reseller Agreement" and Note 17 "Related-Party Transactions."
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2021	2022	2023
Net loss	$(41,270)	$(50,121)	$(101,844)
Other comprehensive income (loss):
Foreign currency translation	817	(568)	572
Other comprehensive income (loss)	817	(568)	572
Comprehensive loss	(40,453)	(50,689)	(101,272)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(1,130)	(1,569)	(1,119)
Foreign currency translation attributable to redeemable non-controlling interest	169	(256)	(194)
Comprehensive loss attributable to redeemable non-controlling interest	(961)	(1,825)	(1,313)
Comprehensive loss attributable to nCino, Inc.	$(39,492)	$(48,864)	$(99,959)
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 31, 2020	—	$—	75,596,007	$38	5,931,319	$3	$288,564	$(408)	$(120,924)	$167,273
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—	—	(4,534)	—	—	(4,534)
Exercise of stock options	1,983,169	1	325,530	—	—	—	8,744	—	—	8,745
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock issuance upon vesting of restricted stock units	253,042	—	—	—	—	—	—	—	—	—
Stock issuance of contingent consideration	285,692	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	25,208	—	—	25,208
Other comprehensive income	—	—	—	—	—	—	—	648	—	648
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(396)		(40,140)	(40,536)
Balance, January 31, 2021	93,643,759	47	—	—	—	—	585,956	240	(161,064)	425,179
Stock issuance related to business combination, net of issuance costs of $210	12,762,146	7	—	—	—	—	647,292	—	—	647,299
Exercise of stock options	2,758,904	1	—	—	—	—	13,906	—	—	13,907
Stock issuance upon vesting of restricted stock units	559,191	—	—	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	54,542	—	—	—	—	—	2,543	—	—	2,543
Stock-based compensation	—	—	—	—	—	—	28,455	—	—	28,455
Other comprehensive loss	—	—	—	—	—	—	—	(312)	—	(312)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(894)	—	(48,552)	(49,446)
Balance, January 31, 2022	109,778,542	55	—	—	—	—	1,277,258	(72)	(209,616)	1,067,625
Exercise of stock options	579,662	1	—	—	—	—	3,749	—	—	3,750
Stock issuance upon vesting of restricted stock units	883,561	—	—	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	182,367	—	—	—	—	—	4,450	—	—	4,450
Stock-based compensation	—	—	—	—	—	—	50,207	—	—	50,207
Other comprehensive income	—	—	—	—	—	—	—	766	—	766
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(1,995)	—	(100,725)	(102,720)
Balance, January 31, 2023	111,424,132	$56	—	$—	—	$—	$1,333,669	$694	$(310,341)	$1,024,078
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2021	2022	2023
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(40,536)	$(49,446)	$(102,720)
Net loss and adjustment attributable to redeemable non-controlling interest	(734)	(675)	876
Net loss	(41,270)	(50,121)	(101,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,431	10,006	34,652
Non-cash operating lease costs	—	2,534	3,840
Amortization of costs capitalized to obtain revenue contracts	4,682	5,779	8,459
Amortization of debt issuance costs	—	—	177
Stock-based compensation	25,208	28,477	50,232
Deferred income taxes	168	(24,280)	1,627
Provision for bad debt	100	90	806
Net foreign currency (gains) losses	(1,691)	1,860	1,548
Change in operating assets and liabilities:
Accounts receivable	(20,614)	(13,507)	(26,795)
Accounts receivable, related parties	9,201	—	—
Costs capitalized to obtain revenue contracts	(8,967)	(11,045)	(12,235)
Prepaid expenses and other assets	(3,342)	(2,503)	(3,433)
Accounts payable	346	8,796	35
Accounts payable, related parties	956	(4,363)	—
Accrued expenses and other current liabilities	6,740	7,311	(1,210)
Deferred rent	(52)	—	—
Deferred revenue	38,339	24,317	33,527
Deferred revenue, related parties	(8,013)	—	—
Operating lease liabilities	—	(2,580)	(4,767)
Net cash provided by (used in) operating activities	9,222	(19,229)	(15,381)
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(268,994)	676
Acquisition of assets	—	—	(563)
Purchases of property and equipment	(4,338)	(5,463)	(18,338)
Purchase of investments (related party $0, $0, and $2,500, respectively)	—	(4,031)	(2,500)
Net cash used in investing activities	(4,338)	(278,488)	(20,725)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	268,375	—	—
Payments of costs related to initial public offering	(2,765)	—	—
Proceeds from borrowings on revolving credit facility	—	—	50,000
Payments on revolving credit facility	—	—	(20,000)
Payments of debt issuance costs	—	—	(367)
Stock issuance costs	—	(210)	—
Exercise of stock options	8,745	13,907	3,750
Stock issuance under the employee stock purchase plan	—	2,543	4,450
Contingent consideration payments	(197)	—	—
Principal payments on financing obligations	(37)	(318)	(1,121)
Net cash provided by financing activities	274,121	15,922	36,712
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	1,236	(1,231)	(1,587)
Net increase (decrease) in cash, cash equivalents, and restricted cash	280,241	(283,026)	(981)
Cash, cash equivalents, and restricted cash, beginning of period	91,184	371,425	88,399
Cash, cash equivalents, and restricted cash, end of period	$371,425	$88,399	$87,418

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Fiscal Year Ended January 31,
	2021	2022	2023

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$371,425	$88,014	$82,036
Restricted cash included in other long-term assets	—	385	5,382
Total cash, cash equivalents, and restricted cash, end of period	$371,425	$88,399	$87,418

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$631	$1,003	$664
Cash paid for interest	$130	$1,514	$2,617
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$14	$11,225	$720
Building-leased facility acquired through financing obligation	$16,300	$18,154	$22,402
Fair value of common stock issued as consideration for business acquisition	$—	$647,509	$—
Costs related to initial public offering, reclassified from other long term assets to equity	$1,769	$—	$—
Accrued purchase price related to acquisitions	$—	$54	$356
Measurement period adjustment relating to business acquisition	$—	$—	$1,285
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
See Note 7 "Business Combinations" for additional information regarding the SimpleNexus acquisition.
Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “nCino,” and the “Company” refer to nCino, Inc. and its consolidated subsidiaries after the Merger Agreement and to nCino OpCo, Inc. (formerly known as nCino, Inc.) and its consolidated subsidiaries before the Merger Agreement.
Description of Business: The Company is a software-as-a-service ("SaaS") company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in the US, North America, Europe and Asia Pacific.
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
Secondary Public Offering: On October 13, 2020, the Company completed an underwritten secondary public offering of 7,712,985 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) (the "Secondary Offering") held by certain stockholders of the Company (the "Selling Stockholders"). The Company did not offer any shares of common stock in the Secondary Offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The Company incurred costs of $1.0 million in relation to the Secondary Offering for the fiscal year ended January 31, 2021 and such costs are recorded as a component of general and administrative expenses on the consolidated statements of operations. The Company received $1.7 million in cash (excluding withholding taxes) in connection with the exercise of 554,112 options by certain stockholders participating in the Secondary Offering. In addition, concurrent with the pricing of the Secondary Offering, the underwriters in the Company's IPO released an additional 367,561 shares from lock-up agreements, signed in connection with the IPO, with stockholders who did not participate in the Secondary Offering. The release consisted of both outstanding shares and shares subject to options.
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by the Company’s management are used for, but not limited to, revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, and stand-alone selling price; the average period of benefit associated with costs capitalized to obtain revenue contracts; fair value of assets acquired and liabilities assumed for business combinations; the useful lives of intangible assets; income taxes and the related valuation allowance on deferred tax assets; redemption value of redeemable non-controlling interest; and stock-based compensation. The Company assesses these estimates on a regular basis using historical experience and other factors. Actual results could differ from these estimates.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2022 and January 31, 2023. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2022, one individual customer represented more than 12% of accounts receivable and, as of January 31, 2023, no individual customer represented over 10% of accounts receivable. For the fiscal years ended January 31, 2022 and 2023, no individual customer represented more than 10% of the Company’s total revenues.
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
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to the Company’s solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates, and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer, which the Company believes best reflects the manner in which the Company’s customers utilize the Company’s subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the Company's solutions at any time and, as a result, are accounted for as a service contract. Generally, the Company’s subscription contracts are three years or longer in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. SimpleNexus contracts typically range from one to three years and are generally billed monthly in advance. Subscription arrangements that are cancelable generally have penalty clauses.
Professional Services and Other Revenues
Professional services revenues primarily consist of fees for deployment, configuration, and optimization services, training. The majority of the Company’s professional services contract revenues are recognized over time based on a proportional performance methodology which utilizes input methods. The Company’s professional services contracts are billed on a time and materials or fixed fee basis.
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
At times, the Company provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are determined at contract inception and reduce the revenues recognized for a particular contract. At the end of each reporting period, the Company reviews and updates its estimates as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of January 31, 2023.
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
Deferred Revenue: Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and deposits. Deferred revenue is recognized as revenue recognition criteria has been met. Customers are typically invoiced for these agreements in advance of regular annual installments and revenues are recognized ratably over the contractual subscription period. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size and new business linearity. Deferred revenue does not represent the total contract value of annual or multi-year non-cancellable subscription agreements. Deferred revenue that will be recognized during the succeeding 12-

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
month period are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion on the consolidated balance sheets.
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
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is included in other long-term assets at January 31, 2022 and January 31, 2023 on the consolidated balance sheets.
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
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable, current market and economic conditions, and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. This estimate is analyzed quarterly and adjusted as necessary.
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Fiscal Year Ended January 31,
	2021	2022	2023
Balance, beginning of period	$—	$88	$151
Charged to bad debt expense	100	90	806
Write-offs and other	(17)	(24)	(55)
Translation adjustments	5	(3)	(3)
Balance, end of period	$88	$151	$899
Leases: The Company determines if an arrangement is or contains a lease at inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single lease component for its facilities and equipment leases. The Company did not have any finance leases as of January 31, 2023.

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
Impairment Assessment: The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no material impairments of intangible assets or long-lived assets during the fiscal years ended January 31, 2021, 2022, and 2023.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on November 1, the first day of the fourth quarter of the fiscal year, or more frequently if circumstances indicate an impairment may have occurred between annual impairment tests. The Company has one reporting unit, therefore the Company evaluates goodwill for impairment at the entity level. To perform its impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and our share price. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. The Company may elect to bypass the qualitative

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
assessment and perform the quantitative assessment. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There is no goodwill impairment for the fiscal years ended January 31, 2021, 2022, and 2023.
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
Business Combinations: Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and may be subject to refinement due to unanticipated events and circumstances. For intangible assets, the Company typically uses income-based methods of valuation (for example, the multi-period excess earnings method is used to estimate the fair value estimate of customer relationships and the relief from royalty method is used in the fair value estimate of developed technologies) . These methods typically start with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in these methods are forecasted revenues, obsolescence life and factor, customer attrition rate, and the discount rate among other assumptions.
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
Investments: The Company's investments are non-marketable equity investments without readily determinable fair value and for which the Company does not have control or significant influence. The investments are measured at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. The Company assesses at each reporting period if the investments continue to qualify for the measurement alternative. Gains or losses resulting from observable price changes are recognized currently in the Company's consolidated statement of operations. The Company assesses the investments whenever events or changes in circumstances indicate that the carrying value of the investments may not be recoverable.
Debt Issuance Costs: Debt issuance costs are initially deferred and amortized to interest expense on a straight-line basis over the expected term of the debt. The Company uses the straight-line basis as it approximates the amounts calculated under the effective-interest method. Unamortized debt issuance costs related to the secured revolving credit facility are considered long-term and are included in other long-term assets in the consolidated balance sheets.
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
Research and Development: Research and development expenses consist primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, as well as allocated overhead. Research and development expenses also include the cost of third-party contractors. Research and development costs are expensed as incurred.
Advertising: Advertising costs are expensed as incurred and consist of advertising, third-party marketing, branded marketing, and conference and event expenses. Advertising expenses are recorded in sales and marketing expenses in the consolidated statements of operations and were $3.1 million, $5.8 million, and $8.7 million for the fiscal years ended January 31, 2021, 2022, and 2023, respectively.
Income Taxes: Deferred income taxes are determined using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are also recorded for any tax attributes, such as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment within income tax expense. The Company reflects the expected amount of income taxes to be paid or refunded during the year as current income tax expense or benefit, as applicable.
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
When and if applicable, potential interest and penalties are accrued as incurred, within income tax provision.
Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and includes unrealized gains and losses on foreign currency translation adjustments.
Foreign Currency Exchange: The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss recorded in foreign currency translation line item. Foreign currency transaction gains and losses due to transactions from assets and liabilities denominated in a currency other than the functional currency are included in other expense in the consolidated statements of operations and were $1.5 million, $(2.0) million, and $(1.4) million for the fiscal years ended January 31, 2021, 2022, and 2023, respectively, primarily related to various intercompany loans. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
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
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of January 31, 2023, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $3.3 million at January 31, 2023.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Fiscal Year Ended January 31,
	2021	2022	2023
Balance, beginning of period	$4,356	$3,791	$2,882
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(1,130)	(1,569)	(1,119)
Foreign currency translation	169	(256)	(194)
Adjustment to redeemable non-controlling interest	396	894	1,995
Stock-based compensation expense[1]	—	22	25
Balance, end of period	$3,791	$2,882	$3,589
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of January 31, 2022 and January 31, 2023 because of the relatively short duration of these instruments.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Company’s financial assets measured at fair value as of January 31, 2022 and January 31, 2023 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$11,129	$—	$—
Time deposits (included in other long-term assets)	385	—	—
Total assets	$11,514	$—	$—

	Fair value measurements on a recurring basis as of January 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$17,149	$—	$—
Time deposits (included in other long-term assets)	382	—	—
Total assets	$17,531	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a nonrecurring basis include the investments accounted for under the measurement alternative. There was no adjustment or impairment recognized for the fiscal years ended January 31, 2021, 2022, and 2023, respectively.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Fiscal Year Ended January 31,
	2021	2022	2023
United States	$180,923	$230,301	$346,494
International	23,370	43,564	61,821
	$204,293	$273,865	$408,315
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2022 and January 31, 2023:

	As of January 31,
	2022	2023
Trade accounts receivable	$71,417	$94,729
Unbilled accounts receivable	2,161	4,920
Allowance for doubtful accounts	(151)	(899)
Other accounts receivable[1]	1,101	747
Total accounts receivable, net	$74,528	$99,497
1Includes $0.5 million and $0.1 million income tax receivable of as of January 31, 2022 and January 31, 2023, respectively.
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the fiscal year ended January 31, 2023, $120.7 million of revenues were recognized out of the deferred revenue balance as of January 31, 2022.
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
Remaining performance obligations were $944.1 million as of January 31, 2023. The Company expects to recognize approximately 67% of its remaining performance obligation as revenues in the next 24 months, approximately 29% more in the following 25 to 48 months, and the remainder thereafter.
Costs Capitalized to Obtain Revenue Contracts
During the fiscal years ended January 31, 2021, 2022, and 2023, the Company amortized $4.7 million, $5.8 million, and $8.5 million of capitalized contract acquisition costs within sales and marketing expense, respectively. The Company did not incur any impairment losses.
Capitalized contract acquisition costs were $24.0 million and $27.6 million as of January 31, 2022 and January 31, 2023, of which $16.4 million and $18.2 million was long-term in the consolidated balance sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31,
	2022	2023
Furniture and fixtures	$7,503	$10,730
Computers and equipment	7,496	8,361
Buildings and land[1]	33,977	56,379
Leasehold improvements	14,111	28,702
Construction in progress	13,081	673
	76,168	104,845
Less accumulated depreciation	(15,491)	(20,403)
	$60,677	$84,442
1See Note 16 "Commitments and Contingencies."
The Company recognized depreciation expense as follows:

	Fiscal Year Ended January 31,
	2021	2022	2023
Cost of subscription revenues	$268	$337	$399
Cost of professional services and other revenues	1,029	1,095	1,301
Sales and marketing	1,076	1,182	1,452
Research and development	1,347	1,842	2,435
General and administrative	506	643	865
Total depreciation expense	$4,226	$5,099	$6,452
Property and equipment by geographic region were as follows:

	As of January 31,
	2022	2023
United States	$60,034	$83,594
International	643	848
	$60,677	$84,442
Note 7. Business Combinations
SimpleNexus
On January 7, 2022 (the "Acquisition Date") through a series of mergers, the Company acquired all outstanding membership interests of SimpleNexus which provides mobile-first homeownership software that spans engagement, origination, closing and business intelligence, headquartered in Lehi, Utah. The Company acquired SimpleNexus for its complementary products and mobile-first offerings and believes this will provide greater value for new and existing customers. The business combination is considered a related party transaction as entities affiliated with Insight Partners (“Insight Partners”) were equityholders of SimpleNexus and certain other parties in connection with the series of mergers, and other affiliates of Insight Partners are currently significant stockholders of the Company. The Company has included the financial results of SimpleNexus in the consolidated statements of operations from Acquisition date. The transaction costs associated with the acquisition were approximately $10.0 million and were recorded in general and administrative expenses for the fiscal year

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
ended January 31, 2022. The Company also recognized $0.2 million in stock issuance costs associated with the share consideration that were reported as a reduction of additional paid-in capital within stockholders' equity.
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
1The Company assumed a restricted stock award with an estimated fair value of $1.4 million. $0.3 million was allocated to the purchase consideration and $1.1 million was allocated to future services and was expensed over the service period remaining in fiscal 2023 on a straight-line basis.
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
The following table summarizes the final fair values of assets acquired and liabilities assumed in connection with the acquisition, including measurement period adjustments:

Fair Value
Cash and cash equivalents	$17,038
Accounts receivable	6,100
Property and equipment, net	1,010
Operating lease right-of-use assets	3,549
Other current and noncurrent assets	4,641
Intangible assets	162,000
Goodwill	783,195
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(8,284)
Deferred revenue, current and noncurrent	(8,643)
Operating lease liabilities, current and noncurrent	(3,487)
Deferred income taxes	(24,200)
Net assets acquired	$932,919
During the fiscal year ended January 31, 2023, within the one year measurement period, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are now final. The Company recorded measurement period adjustments that included a $2.0 million adjustment to decrease goodwill for a $1.3 million deferred income tax adjustment and a $0.7 million net working capital adjustment.
The transaction was accounted for using the acquisition method and, as a result, tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the Acquisition Date. Any excess consideration

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
over the fair value of the assets acquired and liabilities assumed was recognized as goodwill. The Company determined the acquisition date deferred revenue balance in accordance with Topic 606.
The following table sets forth the components of the fair value of identifiable intangible assets and their estimated useful lives over which the acquired intangible assets will be amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed as of the Acquisition Date:

	Fair Value	Useful Life
Developed technology	$77,500	5 years
Customer relationships	70,000	10 years
Trade name	14,500	6 years
Total intangible assets subject to amortization	$162,000
Developed technology represents the fair value of SimpleNexus’ technology. Customer relationships represent the fair value of the underlying relationships with SimpleNexus' customers. Trade names represents the fair value of SimpleNexus’ company name.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce and approximately $189.2 million is deductible for tax purposes.
The Company's consolidated statements of operations include the revenues and net loss for SimpleNexus for the period from the Acquisition Date through January 31, 2022, of $3.9 million and $3.6 million, respectively.
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

	(Unaudited)
	January 31,
	2021	2022
Revenues	$225,307	$311,796
Net loss attributable to nCino, Inc.	(166,032)	(96,189)
Note 8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, as of January 31, 2021	$57,149
Acquisition of SimpleNexus	785,156
Translation adjustments	(818)
Balance, as of January 31, 2022	841,487
Measurement period adjustments relating to the acquisition of SimpleNexus	(1,961)
Translation adjustments	(86)
Balance, as of January 31, 2023	$839,440

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2022			As of January 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Developed technology	$83,625	$(4,804)	$78,821	$83,605	$(21,818)	$61,787	4.0
Customer relationships	91,711	(4,748)	86,963	91,710	(13,418)	78,292	9.1
Trademarks and trade name	14,626	(288)	14,338	14,626	(2,705)	11,921	5.0
Other	—	—	—	919	(94)	825	2.5
	$189,962	$(9,840)	$180,122	$190,860	$(38,035)	$152,825	6.7
The Company recognized amortization expense for intangible assets as follows:

	Fiscal Year Ended January 31,
	2021	2022	2023
Cost of subscription revenues	$1,525	$2,604	$17,019
Cost of professional services and other revenues	—	—	94
Sales and marketing	1,670	2,303	11,087
General and administrative	10	—	—
Total amortization expense	$3,205	$4,907	$28,200
The expected future amortization expense for intangible assets as of January 31, 2023 is as follows:

Fiscal Year Ending January 31,
2024	$27,745
2025	26,916
2026	26,751
2027	25,545
2028	10,924
Thereafter	34,944
$152,825
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Reseller Agreement
The Company has a reseller agreement in place with a former related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. This agreement was renegotiated and expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the fiscal years ended January 31, 2021, 2022, and 2023 includes fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022 the reseller is no longer considered a related party as of December 31, 2021 and the amounts disclosed related to them are accordingly presented while the reseller was considered a related party. The reseller was

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
considered a related party for the year ended January 31, 2022 and was no longer considered a related party for the year ended January 31, 2023. The Company has recorded expenses of $34.8 million and $41.4 million for the fiscal years ended January 31, 2021 and 2022, respectively. The Company continues to do business with the reseller. See also Note 17 "Related-Party Transactions."
Note 10. Stockholders’ Equity
A summary of the rights and key provisions affecting each class of the Company’s stock as of January 31, 2023, is as follows:
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
Common stock: The Company's common stock consists of 500,000,000 authorized shares, par value $0.0005 per share.
At January 31, 2023, the Company committed a total of 29,754,426 shares of common stock for future issuance as follows:

Issued and outstanding stock options	2,009,323
Nonvested issued and outstanding restricted stock units ("RSUs")	3,619,690
Possible issuance under stock plans	24,125,413
29,754,426
Note 11. Stock-Based Compensation
Equity Incentive Plans
The Company has two equity incentive plans: the nCino, Inc. 2014 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2014 Plan”) and the 2019 Amended and Restated Equity Incentive Plan (the “2019 Plan” and together with the 2014 Plan, the “Incentive Plans”). Under the 2014 Plan, the Board of Directors had allotted 15,025,666 shares of common stock for incentive options or non-qualified options as of January 31, 2023. Non-qualified options may be granted to Company employees, non-employee directors, and consultants. The exercise price of options is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The options generally vest in one of two ways:
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
As of January 31, 2023, the Company had stock options outstanding under the 2014 Plan and the 2019 Plan had stock options and RSUs outstanding.
Stock Options
Stock option activity for the fiscal year ended January 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2022	2,629,109	$6.72	4.92	$102,836
Granted	—	—
Expired or forfeited	(40,124)	15.20
Exercised	(579,662)	6.47		16,218
Outstanding, January 31, 2023	2,009,323	$6.62	3.84	$44,170
Exercisable, January 31, 2023	1,981,573	$6.46	3.80	$43,868
Fully vested or expected to vest, January 31, 2023	2,006,548	$6.60	3.95	$44,140
The total intrinsic value of options exercised during the fiscal years ended January 31, 2021, 2022, and 2023 was $142.9 million, $176.8 million, and $16.2 million, respectively. Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying stock.
As of January 31, 2023, there was $0.1 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 and 2019 Plans. That cost is expected to be recognized over a weighted average period of 0.59 years.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Restricted Stock Units
RSU activity during the fiscal year ended January 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2022	3,012,440	$45.62
Granted	2,224,268	41.54
Vested[1]	(971,864)	40.80
Forfeited	(733,457)	47.74
Nonvested, January 31, 2023	3,531,387	$44.00
1Includes 88,303 RSUs that were not issued and outstanding as of January 31, 2023.
The weighted average grant date fair value for RSUs granted during the fiscal years ended January 31, 2021, 2022, and 2023 was $22.30, $60.99, and $41.54.
The total fair value of RSUs vested for the fiscal years ended January 31, 2021, 2022, and 2023 was $5.5 million, $12.2 million, and $39.7 million.
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
As of January 31, 2023, total unrecognized compensation expense related to non-vested RSUs was $117.4 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.91 years.
Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted and stockholders approved the ESPP, which became effective immediately prior to the closing of the IPO. The ESPP includes two components, one component is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code (the "Code") and a component that does not qualify as an "employee stock purchase plan" under Section 423 of the Code. The ESPP initially reserved and authorized the issuance of up to a total of 1,800,000 shares of common stock to participating employees. The aggregate number of shares of the Company's common stock under the ESPP will automatically increase on the first day of each fiscal year, beginning with the first fiscal year ending January 31, 2022 and continuing until the fiscal year ended January 31, 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company's common stock issued and outstanding on January 31 of the immediately preceding fiscal year, (ii) 1,800,000 shares of the Company's common stock or (iii) an amount determined by the Board of Directors. As of January 31, 2023, 3,597,313 shares of common stock remain available for grant under the ESPP.
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
The assumptions utilized for the ESPP shares for the fiscal year ended January 31, 2023 were as follows:

	Fiscal Year Ended January 31,
	2022	2023
Expected life (in years)	0.50	0.50
Expected volatility	48.70% - 49.65%	49.65% - 84.59%
Expected dividends	0.00%	0.00%
Risk-free interest rate	0.05% - 0.22%	0.22% - 4.77%
As of January 31, 2023, total unrecognized compensation expense related to the ESPP was $0.9 million. That cost is expected to be recognized over the remaining term of the offering period that began on January 1, 2023 and will end on June 30, 2023.
Stock-Based Compensation Expense
Total stock-based compensation expense included in our consolidated statements of operations were as follows:

	Fiscal Year Ended January 31,
	2021	2022	2023
Cost of subscription revenues	$576	$960	$1,430
Cost of professional services and other revenues	4,232	5,195	7,263
Sales and marketing	6,190	7,520	13,283
Research and development	5,463	6,186	11,602
General and administrative	8,747	8,616	16,654
Total stock-based compensation expense[1]	$25,208	$28,477	$50,232
1Includes $0.2 million benefit incurred for the fiscal year ended January 31, 2023 in connection with the restructuring plan commenced in January 2023. See Note 19 "Restructuring" for more information.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 12. Income Taxes
The components of loss before income taxes by domestic and foreign jurisdictions were as follows:

	Fiscal Year Ended January 31,
	2021	2022	2023
United States	$(33,478)	$(61,587)	$(100,223)
Foreign	(7,206)	(12,367)	2,450
Loss before income taxes	$(40,684)	$(73,954)	$(97,773)
The components of the income tax provision (benefit) consisted of the following:

	Fiscal Year Ended January 31,
	2021	2022	2023
Current:
Federal	$—	$—	$—
State	14	73	81
Foreign	402	374	2,363
Total	416	447	2,444
Deferred:
Federal	132	(21,280)	1,339
State	101	(3,086)	438
Foreign	(63)	86	(150)
Total	170	(24,280)	1,627
Total income tax provision (benefit)	$586	$(23,833)	$4,071
The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax (provision) benefit are summarized as follows:

	Fiscal Year Ended January 31,
	2021	2022	2023
Income taxes at statutory rate of 21% for 2021, 2022, and 2023	21.0%	21.0%	21.0%
State income tax (provision) benefit, net of federal impact	(0.3)	4.1	(0.4)
Foreign rate differential	0.9	0.7	0.5
Stock-based compensation	59.9	48.8	0.1
Tax credits	0.0	4.1	0.0
Statutory tax rate law changes	0.0	2.7	0.0
Transaction costs	(1.0)	(1.3)	(0.1)
Nondeductible expenses	(0.2)	(0.1)	(0.2)
Other	0.2	0.0	(1.1)
Executive compensation	(12.6)	(3.7)	(2.4)
Changes in valuation allowance	(69.3)	(44.1)	(21.6)
	(1.4)%	32.2%	(4.2)%

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	As of January 31,
	2022	2023
Deferred tax assets:
Net operating losses	$129,155	$134,413
Research and development	—	22,658
Financing obligations and lease liabilities	11,178	15,960
Equity compensation	6,972	8,400
Tax credits	3,527	3,527
Reserves and accruals	3,404	4,008
Deferred revenue	1,776	550
Other	1,317	2,890
Total deferred tax assets	157,329	192,406
Less valuation allowance	(109,021)	(138,359)
Total deferred tax assets, net of valuation allowances	48,308	54,047
Deferred tax liabilities:
Intangible assets	(31,230)	(29,903)
Depreciation	(9,298)	(16,213)
Contract acquisition costs	(6,015)	(7,141)
Lease asset	(3,168)	(2,678)
Other	(166)	—
Total deferred tax liabilities	(49,877)	(55,935)
Net deferred tax liabilities	$(1,569)	$(1,888)
The Company's net deferred tax liabilities were adjusted during 2022 to include $25.5 million of net deferred tax liabilities related to business combinations.
Net deferred tax liabilities were included in the consolidated balance sheets as follows:

	As of January 31,
	2022	2023
Other long-term assets	$106	$909
Deferred income taxes, noncurrent	(1,675)	(2,797)
Net deferred tax liabilities	$(1,569)	$(1,888)
Income taxes payable, which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of January 31, 2022 and 2023 were $0.0 million and $1.3 million, respectively.
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. The Company has established a valuation allowance in the amount of $109.0 million and $138.4 million as of January 31, 2022 and 2023, respectively, because the Company believes it is not more likely than not the deferred tax asset in jurisdictions excluding several foreign jurisdictions will be realized.
Prior to the SimpleNexus acquisition, the Company recorded a net U.S. deferred tax asset which is offset with a valuation allowance. On the Acquisition Date, the Company recorded net U.S. deferred tax liabilities, most of which relate to

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
identifiable finite-life intangible assets. The Company evaluated this positive evidence and determined a portion of these deferred tax liabilities allow the Company to recognize $24.6 million of the Company’s U.S. deferred tax assets, which results in a reduction of the valuation allowance. In accordance with ASC 805-740-30-3, the Company reflected the reduction of the valuation allowance as a component of income tax provision (benefit) at the Acquisition Date, and during the fiscal year ended January 31, 2022.
The Company maintains its assertion of the Company’s intent for certain foreign earnings to be indefinitely reinvested. As of January 31, 2023, the Company has not recorded taxes on approximately $8.1 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries. The Company generally does not provide for taxes related to the Company’s undistributed earnings because such earnings either would not be taxable when remitted or they are indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a tax liability will be recognized, which could include other taxes such as withholding tax. The determination of the amount of the unrecognized tax liability is directly influenced by the Company’s net operating loss and valuation allowance position in the U.S. If the Company were to repatriate the undistributed earnings, the tax liability is $0.4 million.
The net operating loss and tax credit carryforwards as of January 31, 2023 were as follows:

	As of January 31, 2023	First Fiscal Year Expiring
Federal net operating loss carryforwards	$79,398	2034
Federal net operating loss carryforwards[1]	415,532	Non-expiring
State net operating loss carryforwards[1]	271,361	2024
State net operating loss carryforwards[1]	96,693	Non-expiring
Foreign net operating loss carryforwards	6,749	2031
Foreign net operating loss carryforwards	40,126	Non-expiring
Federal tax credit carryforwards[1]	3,047	2037
State tax credit carryforwards	608	2032
1The Company acquired a portion of these carryforwards in the SimpleNexus acquisition during the fiscal year ended January 31, 2022. These acquired carryforwards will be subject to limitations which could limit the Company's utilization in future periods.
The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. As of January 31, 2023, the Company is no longer subject to U.S. federal and state examinations by tax authorities for tax years prior to 2019. However, amounts reported as net operating losses and tax credit carryforwards from these tax periods remain subject to review by most tax authorities.
The United States Tax Cuts and Job Act of 2017 (the “U.S. Tax Legislation”) was enacted on December 22, 2017. The U.S. Tax Legislation significantly revised the United States tax code by, among other things, introducing a tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) for tax years beginning after December 31, 2017. The guidance indicated that companies must make a policy election to either record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future years or treat any taxes on GILTI inclusions as period costs when incurred. The Company completed its analysis of the tax effects of the GILTI provisions as of January 31, 2023 and elected to account for these tax effects as period costs when incurred.
The Company recognizes the income tax benefits of any uncertain tax positions only when, based upon the technical merits of the position, it is more likely than not that the position is sustainable upon examination. With the information available, the Company has performed an analysis and as of January 31, 2022 and 2023, the Company has not recognized any unrecognized tax benefits, interest or penalties for any income tax positions.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 13. Defined Contribution Plan
The Company has a 401(k) plan for its employees in the United States who meet the plan requirements. The Company, at its discretion, may make matching contributions. Employees are immediately vested in their contributions. The Company also has a Registered Retirement Savings Plan covering all eligible employees in Canada. Employer contributions for the fiscal years ended January 31, 2021, 2022, and 2023 were $2.1 million, $3.2 million, and $7.0 million, respectively.
Note 14. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend the leases for up to five years.
The components of lease expense were as follows:

	Fiscal Year Ended January 31,
	2022	2023
Operating lease expense	$2,945	$4,066
Short-term lease expense	885	1,276
Variable lease expense	281	508
Total	$4,111	$5,850
Supplemental cash flow information for the fiscal year ended January 31, 2023 related to operating leases was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$4,993
Operating right-of-use assets obtained in exchange for operating lease liabilities	2,050
Modification to reduce operating right-of-use assets and operating lease liabilities	842
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of January 31, 2023 were 3.58 years and 4.5%, respectively.
Future minimum lease payments as of January 31, 2023 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2024	$4,278
2025	3,122
2026	2,137
2027	1,085
2028	975
Thereafter	494
Total lease liabilities	12,091
Less: imputed interest	(935)
Total lease obligations	11,156
Less: current obligations	(3,874)
Long-term lease obligations	$7,282

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 15. Revolving Credit Facility
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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender which is considered restricted cash and is included in other long-term assets at January 31, 2023 on the Company's consolidated balance sheets.
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
As of January 31, 2023, unamortized debt issuance costs were $0.2 million and are included in other long-term assets.
As of January 31, 2023, the Company had $30.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants. As of January 31, 2023, the applicable interest rate was approximately 5.57%. The available borrowing capacity under the Credit Facility was $20.0 million as of January 31, 2023.
Note 16. Commitments and Contingencies
In addition to the operating lease commitments described in Note 14 "Leases", the Company has additional contractual commitments as described further below.
Purchase Commitments
The Company’s purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily licenses and hosting services, entered into in the ordinary course of business.
Financing Obligations
The Company entered into a lease agreement for the Company's headquarters in November 2020 in connection with the new lessor acquiring the property. Due to a purchase option contained in that lease, the Company is deemed to have continuing involvement and is considered to be the owner of the Company's headquarters for accounting purposes. As a result,

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
the Company did not meet the criteria to apply sale-leaseback accounting and therefore, recorded an asset and corresponding financing obligation for $16.3 million at inception of that lease. The fair value of the leased property and corresponding financing obligation are included in property and equipment, net and financing obligations on the consolidated balance sheets, respectively.
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
In April 2021, the Company entered into a new lease agreement for the construction of an additional office building that is on the same parcel of land as the Company's existing headquarters. Due to a purchase option contained in that April 2021 lease, the Company is also deemed to be the owner of the additional building for accounting purposes, the costs associated with the construction of the additional building were capitalized as construction in progress with a corresponding construction liability through construction. Upon completion of the additional building in November 2022, for approximately $22.4 million, the costs of the construction in progress and the corresponding construction liability were reclassified to property and equipment, net and financing obligations on the consolidated balance sheets, respectively, and the term of the Company's November 2020 lease for its headquarters and the related parking deck became coterminous with the April 2021 lease. The term of the April 2021 lease expires in October 2037 with options to extend. The purchase option expires if not exercised on or before November 30, 2026.
The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.
Purchase commitments and future minimum lease payments required under financing obligations as of January 31, 2023 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2024	$4,403	$4,443
2025	3,630	4,543
2026	1,720	4,644
2027	1,102	3,950
2028	—	—
Thereafter	—	—
Total	$10,855	$17,580
Residual financing obligations and assets		49,476
Less: amount representing interest		(11,676)
Financing obligations		$55,380
A portion of the the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of January 31, 2023 was 5.7%.
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
Legal Proceedings
From time to time, the Company is involved in legal proceedings or is subject to claims arising in the ordinary course of business including the following:
On February 23, 2021, the Company and certain of its officers and other employees were served with grand jury subpoenas wherein the Antitrust Division of the Department of Justice (the “DOJ”) was seeking documents and information in connection with an investigation of the Company’s hiring and wage practices under US federal antitrust laws. On February 8, 2023, the DOJ informed the Company that the investigation is closed. No fines, sanctions, actions, or penalties were imposed or taken against the Company or its officers or other employees in connection with this matter, and the costs the Company was incurring cooperating with the investigation have now ceased.
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
On September 26, 2022, a purported stockholder of the Company filed a complaint in the Delaware Court of Chancery in connection with the series of mergers in which the Company became the parent of nCino OpCo and SimpleNexus. The complaint, captioned City of Hialeah Employees’ Retirement System, Derivatively on Behalf of Nominal Defendants nCINO, INC. (f/k/a Penny HoldCo, Inc.) and nCINO OpCo, Inc. (f/k/a nCino, Inc.) v. INSIGHT VENTURE PARTNERS, LLC, et al., C.A. No. 2022-0846-MTZ, names as defendants, Insight Ventures Partners, LLC., Insight Holdings Group, LLC., the Company’s directors and certain officers, along with nCino, Inc. and nCino OpCo, Inc. as nominal defendants, and alleges that the members of the board of directors, controlling stockholders, and officers violated their fiduciary duties in the course of negotiating and approving the series of mergers. The complaint alleges damages in an unspecified amount. Pursuant to the rights in its bylaws and Delaware law, the Company is advancing the costs incurred by the director and officer defendants in this action, and the defendants may assert indemnification rights in respect of an adverse judgment or settlement of the action, if any.
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
Given the uncertainty and preliminary stages of these matters, the Company is unable to reasonably estimate any possible loss or range of loss that may result. Therefore, the Company has not made an accrual for the above matters in the consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 17. Related-Party Transactions
The Company’s largest vendor is also an equityholder in the Company. Total payments related to the reseller agreement with this party are disclosed in Note 9 "Reseller Agreement." The Company also purchases services from this party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement for the purchase of services. In December 2022, this agreement was renewed for one year and expires in December 2023. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022, this vendor is no longer considered a related party as of December 31, 2021, and the amounts disclosed related to them are accordingly presented while the vendor was considered a related party. The vendor was considered a related party for a portion of the year ended January 31, 2022 and was no longer considered a related party as of January 31, 2022. The Company continues to do business with the vendor and balances at January 31, 2022 are no longer presented as related party. Total payments for these services recorded to expenses were $1.2 million and $1.5 million for the fiscal years ended January 31, 2021 and 2022, respectively.
In the quarter ended July 31, 2020, certain equityholders ceased to qualify as related parties of the Company and the amounts disclosed related to them are accordingly presented only while they were considered a related party. Included in revenues from three equityholders, who are also customers of the Company, was $2.8 million for the fiscal year ended January 31, 2021.
The Company has a banking relationship with one of its former equityholders who was considered a related party. In the quarter ended July 31, 2020, the equityholder ceased to qualify as a related party of the Company and the amounts disclosed related to such former equityholder are accordingly presented only while they were considered a related party. Included in interest income is $0.1 million for the fiscal year ended January 31, 2021.
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
Note 18. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the fiscal years ended January 31, 2021, 2022, and 2023 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2021	2022	2023
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(40,536)	$(49,446)	$(102,720)
Denominator
Weighted-average common shares outstanding	87,678,323	96,722,464	110,615,734
Basic and diluted loss per share attributable to nCino, Inc.	$(0.46)	$(0.51)	$(0.93)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Fiscal Year Ended January 31,
	2021	2022	2023
Stock options issued and outstanding	5,467,012	2,629,109	2,009,323
Nonvested RSUs issued and outstanding	1,848,296	3,012,440	3,531,387
Shares issuable pursuant to the ESPP	—	12,471	21,079
Note 19. Restructuring
On January 18, 2023, the Company announced a workforce reduction of approximately seven percent 7% and office space reductions in certain markets (collectively, the “restructuring plan”) in furtherance of its efforts to improve operating margins and advance the Company’s objective of profitable growth.
Lease termination costs are accounted for in accordance with ASC 842, Leases. The Company paid $0.8 million in the fourth quarter of fiscal 2023 to exercise an early termination clause to exit a facility during fiscal 2024, which was accounted for as a lease modification.
The Company incurred charges in the fourth quarter of the Company’s fiscal 2023 of $4.8 million in connection with the restructuring plan. As of January 31, 2023, the accrual for severance and related benefit costs of $5.0 million for terminated employees was included in accrued compensation and benefits on the consolidated balance sheets and is expected to be paid in the first quarter of the Company’s fiscal 2024. The Company had no restructuring charges for the fiscal years ended January 31, 2021 and 2022.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company’s restructuring charges for the fiscal year ended January 31, 2023 were as follows:

	Fiscal Year Ended January 31, 2023
	Severance and other employee costs	Stock-based compensation (benefit)	Lease exit fees[1]	Total
Cost of subscription revenues	$—	$—	$4	$4
Cost of professional services and other revenues	324	(9)	9	324
Sales and marketing	1,324	(31)	9	1,302
Research and development	2,105	(141)	30	1,994
General and administrative	1,210	(29)	2	1,183
Total	$4,963	$(210)	$54	$4,807
1These expenses reduced operating lease right-of-use assets on the consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at January 31, 2023, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at January 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the guidelines established in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2023.
The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference from the sections entitled “Proposal One: Election of the Three Class III Directors Named in this Proxy Statement,” “Corporate Governance,” and “Executive Officers” from our Proxy Statement relating to our 2023 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2023.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” "Executive Compensation," and “Director Compensation” from our Proxy Statement relating to our 2023 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” from our Proxy Statement relating to our 2023 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” from our Proxy Statement relating to our 2023 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policy” from our Proxy Statement relating to our 2023 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts

Deferred Tax Assets Valuation Allowance

	Fiscal Year Ended January 31,
($ in thousands)	2021	2022	2023
Balance, beginning of period	$36,425	$70,056	$109,021
Net increase during the year	33,631	38,965	29,338
Balance, end of period	$70,056	$109,021	$138,359
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of November 16, 2021, by and among nCino, Inc., Penny HoldCo, Inc., Dollar Merger Sub, Inc., Penny Merger Sub, LLC, SimpleNexus, LLC, Insight Venture Partners, LLC, and the other parties thereto	8-K	001-39380	2.1	November 17, 2021
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
4.1	Form of Common Stock Certificate	10-K	001-41211	4.1	March 31, 2022
4.2	First Amended and Restated Investors’ Rights Agreement, dated February 12, 2015, as amended, among nCino, Inc. and certain holders of its capital stock.	S-1	333-239335	4.2	June 22, 2020
4.3	First Amendment to First Amended and Restated Investors’ Rights Agreement, dated May 25, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.3	July 6, 2020
4.4	Second Amendment to First Amended and Restated Investors’ Rights Agreement, dated November 23, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.4	July 6, 2020
4.5	Third Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 31, 2017, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.5	July 6, 2020
4.6	Fourth Amendment to First Amended and Restated Investors’ Rights Agreement, dated January 16, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.6	July 6, 2020
4.7	Fifth Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 12, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.7	July 6, 2020
4.8	Sixth Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 16, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.8	July 6, 2020
4.9	Seventh Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 30, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.9	July 6, 2020
4.10	Assignment and Assumption Agreement, dated January 7, 2022, by and among nCino, Inc. and nCino OpCo, Inc., with respect to the First Amended and Restated Investors’ Rights Agreement, dated as of February 12, 2015, by and among nCino, Inc. and certain Investors	8-K12B	001-41211	4.1	January 10, 2022
4.11	Description of Capital Stock					X
10.1†	nCino, Inc. 2014 Omnibus Stock Ownership and Long Term Incentive Plan and related form agreements.	S-1	333-239335	10.1	June 22, 2020
10.2†	nCino, Inc. 2019 Amended and Restated Equity Incentive Plan and related form agreements.	S-1/A	333-239335	10.2	July 6, 2020
10.3†	nCino, Inc. Employee Stock Purchase Plan.	S-1/A	333-239335	10.3	July 6, 2020

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4†	Amended and Restated Employment Agreement with Pierre Naudé.	S-1/A	333-239335	10.4	July 6, 2020
10.5†	Amended and Restated Employment Agreement with David Rudow.	S-1/A	333-239335	10.5	July 6, 2020
10.6†	Amended and Restated Employment Agreement with Joshua Glover.	S-1/A	333-239335	10.6	July 6, 2020
10.7†	Amended and Restated Employment Agreement with Gregory D. Orenstein					X
10.8†	Employment Agreement with April Rieger					X
10.9†	Employment Agreement with Matthew Hansen					X
10.10†	Separation and Release Agreement, dated January 19, 2023, by and among David Rudow and nCino, Inc.	8-K/A	001-41211	10.1	January 24, 2023
10.11†	Form of Indemnification Agreement entered into by and between nCino, Inc. and its directors and executive officers.	S-1/A	333-239335	10.8	July 6, 2020
10.12†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its directors and executive officers relating to each applicable Indemnification Agreement	10-K	001-41211	10.9	March 31, 2022
10.13†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its executive officers relating to each applicable Executive Employment Agreement	10-K	001-41211	10.10	March 31, 2022
10.14++	Partner Application Distribution Agreement by and between Salesforce and the Company, dated June 19, 2020, as amended.	S-1	333-239335	10.7	June 22, 2020
10.15	Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020.	8-K	001-39380	10.1	December 2, 2020
10.16	Amendment to Office Lease by and between Wilmington Investors LLC and nCino, Inc., dated November 25, 2020	8-K	001-39380	10.2	December 2, 2020
10.17	Agreement Regarding Exercise and Assignment of Purchase Option among nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020	8-K	001-39380	10.3	December 2, 2020
10.18	First Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated January 27, 2021	10-K	001-39380	10.12	March 31, 2021
10.19	Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	8-K	001-39380	10.1	April 7, 2021
10.20	Second Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	10-Q	001-39380	10.1	June 2, 2021
10.21+	Restrictive Covenant Agreement, dated as of November 16, 2021, by and among nCino, Inc. and the Insight Parties thereto	8-K	001-39380	10.1	November 17, 2021
10.22++	Parking Deck Rent Adjustment Notice	10-Q	001-39380	10.2	December 1, 2021
10.23	Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 11, 2022	8-K	001-41211	10.1	February 14, 2022
10.24	New Building Completion Notice	10-Q	001-41211	10.1	November 30, 2022

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	First Amendment to Office Lease (New Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023					X
10.26	Third Amendment to Office Lease (Existing Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023					X
21.1	List of subsidiaries of nCino, Inc.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Extension Definition					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.
†	Management contract, compensatory plan or arrangement.
++	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certifications furnished in Exhibit 32.1 and 32. 2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.
Item 16. Form 10–K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: March 28, 2023	By:	/s/ Pierre Naudé
Pierre Naudé
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2023	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pierre Naudé	Chairman and Chief Executive Officer	March 28, 2023
Pierre Naudé	(Principal Executive Officer)

/s/ Gregory D. Orenstein	Chief Financial Officer & Treasurer	March 28, 2023
Gregory D. Orenstein	(Principal Financial Officer)

/s/ Jeanette Sellers	Vice President of Accounting	March 28, 2023
Jeanette Sellers	(Principal Accounting Officer)

/s/Steven Collins	Director	March 28, 2023
Steven Collins

/s/ Jon Doyle	Director	March 28, 2023
Jon Doyle

/s/ Jeffrey Horing	Director	March 28, 2023
Jeffrey Horing

/s/ Pam Kilday	Director	March 28, 2023
Pam Kilday

/s/ Spencer Lake	Director	March 28, 2023
Spencer Lake

/s/ William Ruh	Director	March 28, 2023
William Ruh

/s/ William Spruill	Director	March 28, 2023
William Spruill