Form 10-Q
period 2023-04-30
nCino, Inc.
filed 2023-05-31
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 112,253,503 shares of common stock, $0.0005 par value per share, as of May 26, 2023.

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
As used in this report, the terms “nCino,” the “Company,” “we,” “us,” and “our” mean nCino, Inc. and its subsidiaries unless the context indicates otherwise.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2023	April 30, 2023
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,019 and $1,517 at January 31, 2023 and April 30, 2023, respectively)	$82,036	$98,136
Accounts receivable, less allowances of $899 and $1,037 at January 31, 2023 and April 30, 2023, respectively	99,497	81,229
Costs capitalized to obtain revenue contracts, current portion, net	9,386	9,370
Prepaid expenses and other current assets	16,274	22,899
Total current assets	207,193	211,634
Property and equipment, net	84,442	83,482
Operating lease right-of-use assets, net	10,508	9,426
Costs capitalized to obtain revenue contracts, noncurrent, net	18,229	16,792
Goodwill	839,440	838,924
Intangible assets, net	152,825	145,696
Investments (related party $2,500 at January 31, 2023 and April 30, 2023)	6,531	6,531
Other long-term assets	8,101	1,979
Total assets	$1,327,269	$1,314,464
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,878	$11,082
Accrued compensation and benefits	22,623	10,500
Accrued expenses and other current liabilities	10,897	9,735
Deferred revenue, current portion	154,871	171,660
Revolving credit facility, current portion	—	15,000
Financing obligations, current portion	1,015	1,340
Operating lease liabilities, current portion	3,874	3,742
Total current liabilities	205,158	223,059
Operating lease liabilities, noncurrent	7,282	6,528
Deferred income taxes, noncurrent	2,797	2,478
Revolving credit facility, noncurrent	30,000	—
Financing obligations, noncurrent	54,365	53,796
Total liabilities	299,602	285,861
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	3,589	3,184
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2023 and April 30, 2023	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2023 and April 30, 2023; 111,424,132 and 112,200,481 shares issued and outstanding as of January 31, 2023 and April 30, 2023, respectively	56	56
Additional paid-in capital	1,333,669	1,346,250
Accumulated other comprehensive income	694	818
Accumulated deficit	(310,341)	(321,705)
Total stockholders’ equity	1,024,078	1,025,419
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,327,269	$1,314,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended April 30,
	2022	2023
Revenues
Subscription	$79,189	$97,340
Professional services and other	15,022	16,332
Total revenues	94,211	113,672
Cost of revenues
Subscription	25,510	29,157
Professional services and other	14,792	17,031
Total cost of revenues	40,302	46,188
Gross profit	53,909	67,484
Operating expenses
Sales and marketing	29,339	29,941
Research and development	29,115	28,195
General and administrative	22,686	17,975
Total operating expenses	81,140	76,111
Loss from operations	(27,231)	(8,627)
Non-operating income (expense)
Interest income	2	537
Interest expense	(638)	(1,379)
Other expense, net	(1,573)	(782)
Loss before income taxes	(29,440)	(10,251)
Income tax provision	563	1,393
Net loss	(30,003)	(11,644)
Net loss attributable to redeemable non-controlling interest (Note 3)	(344)	(280)
Adjustment attributable to redeemable non-controlling interest (Note 3)	1,029	(121)
Net loss attributable to nCino, Inc.	$(30,688)	$(11,243)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.28)	$(0.10)
Weighted average number of common shares outstanding:
Basic and diluted	109,998,637	112,032,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2022	2023
Net loss	$(30,003)	$(11,644)
Other comprehensive income:
Foreign currency translation	680	114
Other comprehensive income	680	114
Comprehensive loss	(29,323)	(11,530)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(344)	(280)
Foreign currency translation attributable to redeemable non-controlling interest	(154)	(10)
Comprehensive loss attributable to redeemable non-controlling interest	(498)	(290)
Comprehensive loss attributable to nCino, Inc.	$(28,825)	$(11,240)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2022	109,778,542	$55	$1,277,258	$(72)	$(209,616)	$1,067,625
Exercise of stock options	156,975	—	772	—	—	772
Stock issuance upon vesting of restricted stock units	193,044	—	—	—	—	—
Stock-based compensation	—	—	13,294	—	—	13,294
Other comprehensive income	—	—	—	834	—	834
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,029)	—	(29,659)	(30,688)
Balance, April 30, 2022	110,128,561	$55	$1,290,295	$762	$(239,275)	$1,051,837

	Three Months Ended April 30, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2023	111,424,132	$56	$1,333,669	$694	$(310,341)	$1,024,078
Exercise of stock options	247,518	—	1,601	—	—	1,601
Stock issuance upon vesting of restricted stock units	528,831	—	—	—	—	—
Stock-based compensation	—	—	10,859	—	—	10,859
Other comprehensive income	—	—	—	124	—	124
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	121	—	(11,364)	(11,243)
Balance, April 30, 2023	112,200,481	$56	$1,346,250	$818	$(321,705)	$1,025,419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2022	2023
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(30,688)	$(11,243)
Net loss and adjustment attributable to redeemable non-controlling interest	685	(401)
Net loss	(30,003)	(11,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,460	9,131
Non-cash operating lease costs	1,160	1,189
Amortization of costs capitalized to obtain revenue contracts	2,010	2,439
Amortization of debt issuance costs	40	46
Stock-based compensation	13,300	10,865
Deferred income taxes	210	332
Provision for bad debt	16	298
Net foreign currency losses	1,582	363
Change in operating assets and liabilities:
Accounts receivable	529	18,278
Costs capitalized to obtain revenue contracts	(2,161)	(1,035)
Prepaid expenses and other assets	(2,004)	(1,238)
Accounts payable	(2,317)	(259)
Accrued expenses and other current liabilities	(10,827)	(13,227)
Deferred revenue	22,444	16,755
Operating lease liabilities	(1,191)	(990)
Net cash provided by operating activities	1,248	31,303
Cash flows from investing activities
Acquisition of assets	—	(356)
Purchases of property and equipment	(4,694)	(1,605)
Net cash used in investing activities	(4,694)	(1,961)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	20,000	—
Payments on revolving credit facility	(20,000)	(15,000)
Payments of debt issuance costs	(364)	—
Exercise of stock options	772	1,388
Principal payments on financing obligations	(150)	(244)
Net cash provided by (used in) financing activities	258	(13,856)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,142)	593
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,330)	16,079
Cash, cash equivalents, and restricted cash, beginning of period	88,399	87,418
Cash, cash equivalents, and restricted cash, end of period	$84,069	$103,497

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$78,684	$98,136
Restricted cash included in prepaid expenses and other current assets	—	5,160
Restricted cash included in other long-term assets	5,385	201
Total cash, cash equivalents, and restricted cash, end of period	$84,069	$103,497

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$1	$1,084
Cash paid for interest	$621	$1,490
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$5,808	$182
Receivables from exercise of stock options	$—	$213
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
Description of Business: The Company is a software-as-a-service ("SaaS") company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in the U.S., North America, Europe and Asia Pacific.
Fiscal Year End: The Company’s fiscal year ends on January 31.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and applicable rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 28, 2023. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated.
The Company is subject to the normal risks associated with technology companies that have not demonstrated sustainable income from operations, including product development, the risk of customer acceptance and market penetration of its products and services and, ultimately, the need to attain profitability to generate positive cash resources.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2024 or any future period.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2023 and April 30, 2023. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2023, no individual customer represented over 10% of accounts receivable and, as of April 30, 2023, one individual customer represented 14% of accounts receivable. For the three months ended April 30, 2022 and 2023, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is included in prepaid expenses and other current assets and other long-term assets at January 31, 2023 and April 30, 2023 on the unaudited condensed consolidated balance sheets.
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
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended April 30,
	2022	2023
Balance, beginning of period	$151	$899
Charged to bad debt expense	16	298
Write-offs and other	—	(157)
Translation adjustments	(1)	(3)
Balance, end of period	$166	$1,037
Investments: The Company's investments are non-marketable equity investments without readily determinable fair value and for which the Company does not have control or significant influence. The investments are measured at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. The Company assesses at each reporting period if the investments continue to qualify for the measurement alternative. Gains or losses resulting from observable price changes are recognized currently in the Company's unaudited condensed consolidated statements of operations. The Company assesses the investments whenever events or changes in circumstances indicate that the carrying value of the investments may not be recoverable.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of April 30, 2023, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $3.2 million at April 30, 2023.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended April 30,
	2022	2023
Balance, beginning of period	$2,882	$3,589
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(344)	(280)
Foreign currency translation	(154)	(10)
Adjustment to redeemable non-controlling interest	1,029	(121)
Stock-based compensation expense[1]	6	6
Balance, end of period	$3,419	$3,184
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2023 and April 30, 2023 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2023 and April 30, 2023 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$17,149	$—	$—
Time deposits (included in other long-term assets)	382	—	—
Total assets	$17,531	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of April 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$54,903	$—	$—
Time deposits (included in prepaid expenses and other current assets)	160	—	—
Time deposits (included in other long-term assets)	201	—	—
Total assets	$55,264	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a nonrecurring basis include the investments accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three months ended April 30, 2022 and 2023, respectively.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended April 30,
	2022	2023
United States	$79,929	$94,446
International	14,282	19,226
	$94,211	$113,672
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2023 and April 30, 2023:

	As of January 31, 2023	As of April 30, 2023
Trade accounts receivable	$94,729	$75,333
Unbilled accounts receivable	4,920	6,177
Allowance for doubtful accounts	(899)	(1,037)
Other accounts receivable[1]	747	756
Total accounts receivable, net	$99,497	$81,229
1Includes $0.1 million income tax receivable of as of January 31, 2023 and April 30, 2023.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the three months ended April 30, 2023, $68.5 million of revenues were recognized out of the deferred revenue balance as of January 31, 2023.
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
Remaining performance obligations were $914.0 million as of April 30, 2023. The Company expects to recognize approximately 68% of its remaining performance obligation as revenues in the next 24 months, approximately 28% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2023	As of April 30, 2023
Furniture and fixtures	$10,730	$11,929
Computers and equipment	8,361	8,072
Buildings and land[1]	56,379	56,379
Leasehold improvements	28,702	27,607
Construction in progress	673	1,566
	104,845	105,553
Less accumulated depreciation	(20,403)	(22,071)
	$84,442	$83,482
1See Note 12 "Commitments and Contingencies."
The Company recognized depreciation expense as follows:

	Three Months Ended April 30,
	2022	2023
Cost of subscription revenues	$90	$137
Cost of professional services and other revenues	273	444
Sales and marketing	326	439
Research and development	549	723
General and administrative	189	283
Total depreciation expense	$1,427	$2,026

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2023	$839,440
Translation adjustments	(516)
Balance, April 30, 2023	$838,924
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2023			As of April 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,605	$(21,818)	$61,787	$83,481	$(25,965)	$57,516
Customer relationships	91,710	(13,418)	78,292	91,705	(15,584)	76,121
Trademarks and trade name	14,626	(2,705)	11,921	14,624	(3,308)	11,316
Other	919	(94)	825	919	(176)	743
	$190,860	$(38,035)	$152,825	$190,729	$(45,033)	$145,696
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended April 30,
	2022	2023
Cost of subscription revenues	$4,262	$4,251
Cost of professional services and other revenues	—	82
Sales and marketing	2,771	2,772
Total amortization expense	$7,033	$7,105
The expected future amortization expense for intangible assets as of April 30, 2023 is as follows:

Fiscal Year Ending January 31,
2024 (remaining)	$20,620
2025	26,916
2026	26,751
2027	25,544
2028	10,924
Thereafter	34,941
$145,696
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 8. Stockholders’ Equity
At April 30, 2023, the Company committed a total of 35,663,524 shares of common stock for future issuance as follows:

Issued and outstanding stock options	1,761,555
Nonvested issued and outstanding restricted stock units ("RSUs")	3,103,071
Possible issuance under stock plans	30,798,898
35,663,524
Note 9. Stock-Based Compensation
Stock Options
Stock option activity for the three months ended April 30, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2023	2,009,323	$6.62
Granted	—	—
Expired or forfeited	(250)	14.71
Exercised	(247,518)	6.47
Outstanding, April 30, 2023	1,761,555	$6.64
Exercisable, April 30, 2023	1,740,055	$6.49
Fully vested or expected to vest, April 30, 2023	1,759,405	$6.62
As of April 30, 2023, there was $0.04 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 Stock Plan ("2014 Plan") and 2019 Equity Incentive Plan (as amended and restated, "2019 Plan"). That cost is expected to be recognized over a weighted average period of 0.43 years.
Restricted Stock Units
RSU activity during the three months ended April 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2023	3,531,387	$44.00
Granted	119,227	29.97
Vested	(440,528)	52.90
Forfeited	(107,015)	46.31
Nonvested, April 30, 2023	3,103,071	$42.12
As of April 30, 2023, total unrecognized compensation expense related to non-vested RSUs was $106.6 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.73 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The fair value of ESPP shares during the three months ended April 30, 2022 and 2023 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Three Months Ended April 30,
	2022	2023
Expected life (in years)	0.50	0.50
Expected volatility	49.65%	61.86%
Expected dividends	0.00%	0.00%
Risk-free interest rate	0.22%	4.77%
As of April 30, 2023, total unrecognized compensation expense related to the ESPP was $0.4 million. That cost is expected to be recognized over the remaining term of the offering period that began on January 1, 2023 and will end on June 30, 2023.
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended April 30,
	2022	2023
Cost of subscription revenues	$376	$314
Cost of professional services and other revenues	1,871	1,629
Sales and marketing	3,371	3,211
Research and development	2,832	3,000
General and administrative	4,850	2,711
Total stock-based compensation expense	$13,300	$10,865
Note 10. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend for up to five years.
The components of lease expense were as follows:

	Three Months Ended April 30,
	2022	2023
Operating lease expense	$965	$1,305
Short-term lease expense	281	461
Variable lease expense	82	122
Total	$1,328	$1,888

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Supplemental cash flow information related to operating leases were as follows:

	Three Months Ended April 30,
	2022	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,006	$1,106
Operating right-of-use assets obtained in exchange for operating lease liabilities	10	132
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of April 30, 2023 were 3.42 years and 4.6%, respectively.
Future minimum lease payments as of April 30, 2023 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2024 (remaining)	$3,265
2025	3,151
2026	2,130
2027	1,079
2028	975
Thereafter	495
Total lease liabilities	11,095
Less: imputed interest	(825)
Total lease obligations	10,270
Less: current obligations	(3,742)
Long-term lease obligations	$6,528
Note 11. Revolving Credit Facility
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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
which is considered restricted cash and is included in other long-term assets as of January 31, 2023 and prepaid expenses and other current assets as of April 30, 2023 on the Company's unaudited condensed consolidated balance sheets.
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
The Company had $30.0 million and $15.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants as of January 31, 2023 and April 30, 2023, respectively. As of April 30, 2023, the applicable interest rate was 5.91%. The available borrowing capacity under the Credit Facility was $35.0 million as of April 30, 2023.
Note 12. Commitments and Contingencies
In addition to the operating lease commitments described in Note 10 "Leases", the Company has additional contractual commitments as described further below.
Purchase Commitments
The Company’s purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily licenses and hosting services, entered into in the ordinary course of business.
Financing Obligations
The Company entered into a lease agreement for the Company's headquarters in November 2020 in connection with a new lessor acquiring the property. Due to a purchase option contained in that lease, the Company is deemed to have continuing involvement and is considered to be the owner of the Company's headquarters for accounting purposes. As a result, the Company did not meet the criteria to apply sale-leaseback accounting and therefore, recorded an asset and corresponding financing obligation for $16.3 million at inception of that lease. The fair value of the leased property and corresponding financing obligation are included in property and equipment, net and financing obligations on the unaudited condensed consolidated balance sheets, respectively.
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
In April 2021, the Company entered into a new lease agreement for the construction of an additional office building that is on the same parcel of land as the Company's existing headquarters. Due to a purchase option contained in that April 2021 lease, the Company is also deemed to be the owner of the additional building for accounting purposes, the costs associated with the construction of the additional building were capitalized as construction in progress with a corresponding construction liability through construction. Upon completion of the additional building in November 2022, for approximately $22.4 million, the costs of the construction in progress and the corresponding construction liability were reclassified to property and equipment, net and financing obligations on the unaudited condensed consolidated balance sheets, respectively, and the term of the Company's November 2020 lease for its headquarters and the related parking deck became coterminous with the April 2021 lease. The term of the April 2021 lease expires in October 2037 with options to extend. The purchase option expires if not exercised on or before November 30, 2026.
The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of April 30, 2023 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2024 (remaining)	$3,313	$3,333
2025	4,333	4,543
2026	2,423	4,644
2027	1,336	3,950
Total	$11,405	$16,470
Residual financing obligations and assets		49,476
Less: amount representing interest		(10,810)
Financing obligations		$55,136
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of April 30, 2023 was 5.7%.
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
Legal Proceedings
From time to time, the Company is involved in legal proceedings or is subject to claims arising in the ordinary course of business including the following:
On February 23, 2021, the Company and certain of its officers and other employees were served with grand jury subpoenas wherein the Antitrust Division of the Department of Justice (the "DOJ") was seeking documents and information in connection with an investigation of the Company’s hiring and wage practices under U.S. federal antitrust laws. On February 8, 2023, the DOJ informed the Company that the investigation is closed. No fines, sanctions, actions, or penalties were imposed or taken against the Company or its officers or other employees in connection with the matter, and the costs the Company was incurring cooperating with the investigation have now ceased.
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
Note 13. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million and is included in investments as of January 31, 2023 and April 30, 2023 on the Company's unaudited condensed consolidated balance sheets. The investment is considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, own greater than ten percent of Zest AI. On May 23, 2023, the Company announced a strategic partnership with Zest AI to build an integration into the Company's consumer banking solution to enable lenders with streamlined access to consumer credit lending insights.
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended April 30, 2022 and 2023 and for the three months ended April 30, 2022 and 2023 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2022	2023
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(30,688)	$(11,243)
Denominator
Weighted-average common shares outstanding	109,998,637	112,032,536
Basic and diluted loss per share attributable to nCino, Inc.	$(0.28)	$(0.10)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2022	2023
Stock options issued and outstanding	2,463,322	1,761,555
Nonvested RSUs issued and outstanding	4,071,125	3,103,071
Shares issuable pursuant to the ESPP	70,817	98,750
Note 15. Restructuring
In the fourth quarter of fiscal 2023, the Company announced a workforce reduction of approximately 7% and office space reductions in certain markets (collectively, the “restructuring plan”) in furtherance of its efforts to improve operating margins and advance the Company’s objective of profitable growth.
Lease termination costs were accounted for in accordance with ASC 842, Leases. The Company paid $0.8 million in the fourth quarter of fiscal 2023 to exercise an early termination clause to exit a facility during fiscal 2024, which was accounted for as a lease modification.
The Company incurred charges in the in the fourth quarter of the Company’s fiscal 2023 of $4.8 million in connection with the restructuring plan. The accrual for severance and related benefit costs of $5.0 million for terminated employees was included in accrued compensation and benefits on the consolidated balance sheets as of January 31, 2023 and was paid in the first quarter of the Company’s fiscal 2024.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company’s restructuring charges for the three months ended April 30, 2023 were as follows:

Three Months Ended April 30, 2023
Lease exit fees[1]
Cost of subscription revenues	$18
Cost of professional services and other revenues	46
Sales and marketing	38
Research and development	134
General and administrative	3
Total	$239
1These expenses reduced operating lease right-of-use assets on the unaudited condensed consolidated balance sheets.
The Company had no restructuring charges for the three months ended April 30, 2022.
Note 16. Subsequent Events
On May 1, 2023, the Company granted 2,975,663 RSUs to the Company's employees, including executive officers. The Company expects to recognize stock-based compensation expense of $72.9 million related to the RSUs over a weighted average period of 4 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 28, 2023. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to "fiscal 2024" refer to the fiscal year ended January 31, 2024.
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
We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks in the United States ("U.S."). We introduced this solution to enterprise banks in the U.S. in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe, and Asia-Pacific ("APAC"). Throughout this market expansion, we broadened the nCino Bank Operating System by adding functionality for consumer lending, client onboarding, deposit account opening, analytics and AI/ML. In fiscal 2020, we acquired nCino Portfolio Analytics, LLC (formerly Visible Equity) and FinSuite as part of our strategy to build out our nIQ capabilities, and we established our nCino K.K joint venture to facilitate our entry into the Japanese market. Additionally, in January 2022, we acquired SimpleNexus, which expanded our capabilities to the U.S. point-of-sale mortgage market.
We generally offer our solutions on a SaaS basis under multi-year contracts and recognize subscription revenues ratably over the term of the contract. Our customers may initially purchase one of our solutions for implementing a client onboarding, loan origination, and/or deposit account opening in a specific line of business within the FI, such as commercial, small business, consumer, or mortgage. The nCino Bank Operating System is designed to scale with our customers, and once our solution is deployed, we seek to have our customers expand adoption within and across lines of business.
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of April 30, 2023, we had 244 sales and sales support personnel in the U.S. and 73 sales and support personnel in offices outside the U.S.
To help customers go live with our solutions, we offer professional services including configuration and implementation, training, and advisory services. For enterprise FIs, we generally work with system integration ("SI") partners such as Accenture, Deloitte, and PwC for the delivery of professional services for the nCino Bank Operating System. For regional bank FIs, we work with SIs such as West Monroe Partners, and for community banks, we work with SIs or perform configuration and implementation ourselves. We expect enterprise FIs to make up a greater proportion of our nCino Bank Operating System sales. As a result, we expect the mix of our total revenues to become more heavily weighted toward subscription revenues.
Our employee headcount decreased by 76 as of April 30, 2023 compared to April 30, 2022 primarily due to our workforce reduction announced in the fourth quarter of fiscal 2023.
For the three months ended April 30, 2022 and 2023, our total revenues were $94.2 million and $113.7 million, respectively, representing a 20.7% increase. For the three months ended April 30, 2022 and 2023, our subscription revenues were $79.2 million and $97.3 million, respectively, representing a 22.9% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $30.7 million and $11.2 million for the three months ended April 30, 2022 and 2023, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 16.9% of total revenues for the three months ended April 30, 2023. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
Mix of Subscription and Professional Services Revenues. The initial deployment of our solutions by our customers requires a period of implementation and configuration services that typically range from three months to 18 months, depending on the scope. As a result, during the initial go-live period for a customer on the nCino Bank Operating System, professional services revenues generally make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect subscription revenues will make up an increasing proportion of our total revenues as our overall business grows.
Macroeconomic Environment. We are currently operating in a rising interest rate environment as the U.S. Federal Reserve raises interest rates as a means to manage inflation. These rate increases have had an impact on the real estate market in the U.S. and specifically, the demand for mortgages and mortgage-related products and services, which has had a negative impact on our SimpleNexus business.
Additionally, liquidity issues faced by certain FIs in the U.S., including Silicon Valley Bank, Signature Bank and First Republic Bank (the "Impacted FIs") have created turmoil and uncertainty surrounding the financial services industry. These Impacted FIs are customers of ours, collectively representing less than 3% of our total revenues for the year ended January 31, 2023. We have a large and diversified customer base of all types and sizes around the globe, and no individual customer represented more than 10% of the Company's revenue for our first quarter of fiscal 2024.
We will continue to monitor the impact the macroeconomic environment may have on our business.
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
Other Expense, Net. Other expense, net consists primarily of foreign currency gains and losses, the majority of which is due to intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision. Income tax provision consists of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three months ended April 30, 2022 and 2023 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended April 30,
	2022	2023
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$79,189	$97,340
Professional services and other revenues	15,022	16,332
Total revenues	94,211	113,672
Cost of revenues:
Cost of subscription revenues	25,510	29,157
Cost of professional services and other revenues	14,792	17,031
Total cost of revenues	40,302	46,188
Gross profit	53,909	67,484
Operating expenses:
Sales and marketing	29,339	29,941
Research and development	29,115	28,195
General and administrative	22,686	17,975
Total operating expenses	81,140	76,111
Loss from operations	(27,231)	(8,627)
Non-operating income (expense):
Interest income	2	537
Interest expense	(638)	(1,379)
Other expense, net	(1,573)	(782)
Loss before income taxes	(29,440)	(10,251)
Income tax provision	563	1,393
Net loss	(30,003)	(11,644)
Net loss attributable to redeemable non-controlling interest	(344)	(280)
Adjustment attributable to redeemable non-controlling interest	1,029	(121)
Net loss attributable to nCino, Inc.	$(30,688)	$(11,243)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.28)	$(0.10)
Weighted average number of common shares outstanding:
Basic and diluted	109,998,637	112,032,536
The Company recognized stock-based compensation expense as follows:

	Three Months Ended April 30,
($ in thousands)	2022	2023
Cost of subscription revenues	$376	$314
Cost of professional services and other revenues	1,871	1,629
Sales and marketing	3,371	3,211
Research and development	2,832	3,000
General and administrative	4,850	2,711
Total stock-based compensation expense	$13,300	$10,865

The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended April 30,
($ in thousands)	2022	2023
Cost of subscription revenues	$4,262	$4,251
Cost of professional services and other revenues	—	82
Sales and marketing	2,771	2,772
Total amortization expense	$7,033	$7,105

	Three Months Ended April 30,
	2022	2023
Revenues:
Subscription revenues	84.1%	85.6%
Professional services and other revenues	15.9	14.4
Total revenues	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	32.2	30.0
Cost of professional services and other revenues	98.5	104.3
Total cost of revenues	42.8	40.6
Gross profit	57.2	59.4
Operating expenses:
Sales and marketing	31.1	26.3
Research and development	30.9	24.8
General and administrative	24.1	15.8
Total operating expenses	86.1	66.9
Loss from operations	(28.9)	(7.5)
Non-operating income (expense):
Interest income	—	0.5
Interest expense	(0.7)	(1.2)
Other expense, net	(1.7)	(0.7)
Loss before income taxes	(31.3)	(8.9)
Income tax provision	0.6	1.2
Net loss	(31.9)%	(10.1)%
Comparison of the Three Months Ended April 30, 2022 and 2023
Revenues

	Three Months Ended April 30,
($ in thousands)	2022		2023
Revenues:
Subscription revenues	$79,189	84.1%	$97,340	85.6%
Professional services and other revenues	15,022	15.9	16,332	14.4
Total revenues	$94,211	100.0%	$113,672	100.0%
Subscription Revenues
Subscription revenues increased $18.2 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 69.3% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 30.7% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended April 30, 2022. Subscription revenues were 85.6% of total revenues for the three months ended April 30, 2023 compared to 84.1% of total revenues for the three months ended April 30, 2022, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $1.3 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
($ in thousands)	2022		2023
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$25,510	32.2%	$29,157	30.0%
Cost of professional services and other revenues	14,792	98.5	17,031	104.3
Total cost of revenues	$40,302	42.8	$46,188	40.6
Gross profit	$53,909	57.2%	$67,484	59.4%
Cost of Subscription Revenues
Cost of subscription revenues increased $3.6 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, generating a gross margin for subscription revenues of 70.0% compared to a gross margin of 67.8% for the three months ended April 30, 2022. Costs related to Salesforce user fees increased $2.8 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $0.6 million due to costs associated with access to other platforms and data center costs. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $2.2 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, generating a gross margin for professional services and other revenues of (4.3)% compared to a gross margin of 1.5% for the three months ended April 30, 2022. For the three months ended April 30, 2023, personnel costs, including stock-based compensation expense, increased $1.7 million for professional services compared to the three months ended April 30, 2022, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included an increase of $0.4 million in allocated overhead costs due to growth supporting our business. The decrease in our professional services and other gross margin for the three months ended April 30, 2023 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Operating Expenses

	Three Months Ended April 30,
($ in thousands)	2022		2023
Operating expenses:
Sales and marketing	$29,339	31.1%	$29,941	26.3%
Research and development	29,115	30.9	28,195	24.8
General and administrative	22,686	24.1	17,975	15.8
Total operating expenses	81,140	86.1	76,111	66.9
Loss from operations	$(27,231)	(28.9)%	$(8,627)	(7.5)%

Sales and Marketing
Sales and marketing expenses increased $0.6 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to an increase of $0.6 million in third-party professional fees and an increase of $0.4 million in sales-related travel costs. The increase in sales and marketing expenses was partially offset by a decrease of $0.3 million in personnel costs, including stock-based compensation expense, mainly from a decrease in headcount offset by compensation increases, the impact of changing our merit cycle from a work anniversary basis to an annual basis, and a decrease of $0.3 million in marketing costs.
Our sales and marketing headcount decreased by 58 from April 30, 2022 to April 30, 2023 primarily due to our workforce reduction and employees that moved to our general and administrative department due to a change in responsibilities. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development
Research and development expenses decreased $0.9 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to a decrease of $1.0 million in third-party professional fees as a result of lower contract research and development spend and a decrease of $0.4 million in personnel costs, including stock-based compensation expense, mainly from a decrease in headcount offset by compensation increases and the impact of changing our merit cycle from a work anniversary basis to an annual basis. The decrease in research and development expenses was partially offset by an increase of $0.5 million in allocated overhead costs due to growth supporting our continued business expansion.
Our research and development headcount decreased by 58 from April 30, 2022 to April 30, 2023 primarily due to our workforce reduction. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses decreased $4.7 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to a decrease of $3.2 million in personnel costs, mostly attributable to a $2.1 million decrease in stock-based compensation expense, and a decrease in headcount partially offset by compensation increases and the impact of changing our merit cycle from a work anniversary basis to an annual basis. The decrease in general and administrative spend also included a decrease of $1.7 million in third party professional fees for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, mostly attributable to a decrease in third party professional fees and expenses related to acquisition costs for SimpleNexus and fees and expenses related to the government antitrust investigation and related civil action disclosed in Note 12 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q (the "Antitrust Matters"), partially offset by an increase in other professional fees. The decrease in general and administrative expenses was partially offset by an increase of $0.3 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount decreased by 8 from April 30, 2022 to April 30, 2023 primarily due to our workforce reduction which was partially offset by employees that moved from our sales and marketing department to our general and administrative department due to a change in responsibilities. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Non-Operating Income (Expense)

	Three Months Ended April 30,
($ in thousands)	2022		2023
Interest income	$2	—%	$537	0.5%
Interest expense	(638)	(0.7)	(1,379)	(1.2)
Other expense, net	(1,573)	(1.7)	(782)	(0.7)
Interest income increased $0.5 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, due to increase in our accounts earning interest and increased interest rates. Interest expense increased $0.7 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, due to borrowing on our revolving credit facility and an increase in our financing obligations for leases for which we are considered the owners for accounting purposes. The decrease of $0.8 million in other expense, net for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Three Months Ended April 30,
($ in thousands)	2022		2023
Income tax provision	$563	0.6%	$1,393	1.2%
Income tax provision was $1.4 million for the three months ended April 30, 2023 compared to a provision of $0.6 million for the three months ended April 30, 2022, and resulted in an effective tax rate of (13.6)% and (1.9)%, respectively.
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
Non-GAAP operating income (loss). Non-GAAP operating income (loss) is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, legal expenses related to certain litigation, and restructuring and related charges. See Note 15 "Restructuring" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the charges related to restructuring. Non-GAAP operating income (loss) is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating income (loss) eliminates potential differences in performance caused by these items that are not indicative of the Company's ongoing operating performance and hinders comparability with prior and future performance.
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

The following table reconciles non-GAAP operating income (loss) to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended April 30,
($ in thousands)	2022	2023
GAAP loss from operations	$(27,231)	$(8,627)
Adjustments
Amortization of intangible assets	7,033	7,105
Stock-based compensation expense	13,300	10,865
Acquisition-related expenses	1,497	211
Litigation expenses[1]	1,732	1,145
Restructuring and related charges	—	239
Total adjustments	23,562	19,565
Non-GAAP operating income (loss)	$(3,669)	$10,938
1Represents legal expenses related to the Antitrust Matters and a shareholder derivative lawsuit.
Liquidity and Capital Resources
As of April 30, 2023, we had $98.1 million in cash and cash equivalents, and an accumulated deficit of $321.7 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future.
To date, we have funded our capital needs through issuances of common stock including our initial public offering in July 2020, operating cash flows, and during fiscal 2023, our revolving line of credit. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings. In addition, our advanced billing and collection coupled with our recent growth has resulted in our cash used in operating activities generally being less than our net operating losses in recent periods.
On February 11, 2022, we entered into the Credit Facility of up to $50.0 million. We borrowed and repaid $20.0 million under the Credit Facility during the three months ended April 30, 2022 and borrowed $30.0 million during the three months ended October 31, 2022. We repaid $15.0 million under the Credit Facility during the three months ended April 30, 2023. As of April 30, 2023, the Company had $15.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
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
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2023 and April 30, 2023, the redeemable non-controlling interest was $3.6 million and $3.2 million, respectively.
As part of our joint venture obligations, we may be required to make an additional cash capital contribution of up to $5.0 million to nCino K.K. during fiscal 2024.
Cash Flows
Summary Cash Flow information for the three months ended April 30, 2022 and 2023 are set forth below:

	Three Months Ended April 30,
($ in thousands)	2022	2023
Net cash provided by operating activities	$1,248	$31,303
Net cash used in investing activities	(4,694)	(1,961)
Net cash provided by (used in) financing activities	258	(13,856)
Net Cash Provided by Operating Activities
The $31.3 million provided by operating activities in the three months ended April 30, 2023 reflects our net loss of $11.6 million, offset by $24.7 million in non-cash charges and $18.3 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $18.3 million decrease in accounts receivable due to the timing of billings and collections from customers and a $16.8 million increase in deferred revenue, as we expanded our customer base and renewed existing customers. The cash generated by working capital accounts was partially offset by a $13.2 million decrease in accrued expenses and other current liabilities which includes payments of approximately $5.0 million for severance and other employee costs associated with the restructuring plan. Additional offsets were a $1.2 million increase in prepaid expenses and other assets, payments of $1.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $1.0 million decrease in operating lease liabilities, and a $0.3 million decrease in accounts payable.
The $1.2 million provided by operating activities in the three months ended April 30, 2022 reflects our net loss of $30.0 million, offset by $26.8 million in non-cash charges and $4.5 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $22.4 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $0.5 million decrease in accounts receivable due to the timing of billings. The cash generated by working capital accounts was partially offset by a $10.8 million decrease in accrued expenses and other current liabilities, a $2.3 million decrease in accounts payable, payments of $2.2 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.0 million increase in prepaid expenses and other assets, and a $1.2 million decrease in operating lease liabilities.
Net Cash Used in Investing Activities
The $2.0 million used in investing activities in the three months ended April 30, 2023 was comprised of $1.6 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $0.4 million for the final cash considerations relating to an asset acquisition completed in August 2022. We used $4.7 million in investing activities in the three months ended April 30, 2022 for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
Net Cash Provided by (Used in) Financing Activities
The $(13.9) million used in financing activities in the three months ended April 30, 2023 was comprised principally of payments of $15.0 million on the Credit Facility and principal payments of $0.2 million on financing obligations. The cash used in financing activities was partially offset by $1.4 million of proceeds from the exercise of stock options. The $0.3 million provided by financing activities in the three months ended April 30, 2022 was comprised principally of $0.8 million of proceeds from the exercise of stock options, partially reduced by payments of debt issuance costs of $0.4 million, and principal payments of $0.2 million on financing obligations. We borrowed and repaid $20.0 million under our revolving credit facility during the three months ended April 30, 2022.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes and the Credit Facility. See Note 10 "Leases," Note 11 "Revolving Credit Facility," and Note 12 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 28, 2023.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, if applicable.
-Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At April 30, 2023, we had cash, cash equivalents and restricted cash of $103.5 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the BSBY rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. At April 30, 2023, we had $15.0 million outstanding under the Credit Facility. We are exposed to the risk of increasing interest rates as the Credit Facility is at a variable interest rate. As of April 30, 2023, the applicable interest rate was 5.91%. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 11, "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in non-operating income (expense), other in our unaudited condensed consolidated statements of operations. Furthermore, our customers outside of the U.S. typically pay us in local currency. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at April 30, 2023, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at April 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
There are no material changes to the risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 28, 2023 under the heading "Risk Factors." You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operation. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
10.1	First Amendment to Office Lease (New Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023	10-K	001-41211	10.25	March 28, 2023
10.2	Third Amendment to Office Lease (Existing Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023	10-K	001-41211	10.26	March 28, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: May 31, 2023	By:	/s/ Pierre Naudé
Pierre Naudé
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2023	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)