Form 10-Q
period 2023-07-31
nCino, Inc.
filed 2023-08-29
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 112,911,195 shares of common stock, $0.0005 par value per share, as of August 24, 2023.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2023	July 31, 2023
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,019 and $1,081 at January 31, 2023 and July 31, 2023, respectively)	$82,036	$98,003
Accounts receivable, less allowances of $899 and $876 at January 31, 2023 and July 31, 2023, respectively	99,497	80,901
Costs capitalized to obtain revenue contracts, current portion, net	9,386	9,495
Prepaid expenses and other current assets	16,274	20,976
Total current assets	207,193	209,375
Property and equipment, net	84,442	81,938
Operating lease right-of-use assets, net	10,508	8,232
Costs capitalized to obtain revenue contracts, noncurrent, net	18,229	16,263
Goodwill	839,440	839,042
Intangible assets, net	152,825	138,655
Investments (related party $2,500 at January 31, 2023 and July 31, 2023)	6,531	6,531
Long-term prepaid expenses and other assets	8,101	1,579
Total assets	$1,327,269	$1,301,615
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,878	$9,783
Accrued compensation and benefits	22,623	12,385
Accrued expenses and other current liabilities	10,897	11,995
Deferred revenue, current portion	154,871	169,314
Financing obligations, current portion	1,015	1,384
Operating lease liabilities, current portion	3,874	3,446
Total current liabilities	205,158	208,307
Operating lease liabilities, noncurrent	7,282	5,821
Deferred income taxes, noncurrent	2,797	2,919
Revolving credit facility, noncurrent	30,000	—
Financing obligations, noncurrent	54,365	53,432
Total liabilities	299,602	270,479
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	3,589	2,995
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2023 and July 31, 2023	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2023 and July 31, 2023; 111,424,132 and 112,661,660 shares issued and outstanding as of January 31, 2023 and July 31, 2023, respectively	56	56
Additional paid-in capital	1,333,669	1,364,757
Accumulated other comprehensive income	694	844
Accumulated deficit	(310,341)	(337,516)
Total stockholders’ equity	1,024,078	1,028,141
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,327,269	$1,301,615
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Revenues
Subscription	$84,445	$99,897	$163,634	$197,237
Professional services and other	15,182	17,339	30,204	33,671
Total revenues	99,627	117,236	193,838	230,908
Cost of revenues
Subscription	26,145	29,719	51,655	58,876
Professional services and other	15,076	18,328	29,868	35,359
Total cost of revenues	41,221	48,047	81,523	94,235
Gross profit	58,406	69,189	112,315	136,673
Operating expenses
Sales and marketing	32,512	32,164	61,851	62,105
Research and development	29,701	29,889	58,816	58,084
General and administrative	21,199	21,930	43,885	39,905
Total operating expenses	83,412	83,983	164,552	160,094
Loss from operations	(25,006)	(14,794)	(52,237)	(23,421)
Non-operating income (expense)
Interest income	26	835	28	1,372
Interest expense	(631)	(1,044)	(1,269)	(2,423)
Other income (expense), net	(1,014)	469	(2,587)	(313)
Loss before income taxes	(26,625)	(14,534)	(56,065)	(24,785)
Income tax provision	799	1,545	1,362	2,938
Net loss	(27,424)	(16,079)	(57,427)	(27,723)
Net loss attributable to redeemable non-controlling interest (Note 3)	(307)	(268)	(651)	(548)
Adjustment attributable to redeemable non-controlling interest (Note 3)	128	73	1,157	(48)
Net loss attributable to nCino, Inc.	$(27,245)	$(15,884)	$(57,933)	$(27,127)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.25)	$(0.14)	$(0.53)	$(0.24)
Weighted average number of common shares outstanding:
Basic and diluted	110,391,865	112,396,716	110,198,509	112,262,527
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Net loss	$(27,424)	$(16,079)	$(57,427)	$(27,723)
Other comprehensive income:
Foreign currency translation	429	26	1,109	140
Other comprehensive income	429	26	1,109	140
Comprehensive loss	(26,995)	(16,053)	(56,318)	(27,583)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(307)	(268)	(651)	(548)
Foreign currency translation attributable to redeemable non-controlling interest	(28)	—	(182)	(10)
Comprehensive loss attributable to redeemable non-controlling interest	(335)	(268)	(833)	(558)
Comprehensive loss attributable to nCino, Inc.	$(26,660)	$(15,785)	$(55,485)	$(27,025)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, April 30, 2022	110,128,561	$55	$1,290,295	$762	$(239,275)	$1,051,837
Exercise of stock options	148,419	—	1,084	—	—	1,084
Stock issuance upon vesting of restricted stock units	246,834	—	—	—	—	—
Stock issuance under the employee stock purchase plan	92,236	—	2,424	—	—	2,424
Stock-based compensation	—	—	12,664	—	—	12,664
Other comprehensive income	—	—	—	457	—	457
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(128)	—	(27,117)	(27,245)
Balance, July 31, 2022	110,616,050	$55	$1,306,339	$1,219	$(266,392)	$1,041,221

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, April 30, 2023	112,200,481	$56	$1,346,250	$818	$(321,705)	$1,025,419
Exercise of stock options	93,150	—	607	—	—	607
Stock issuance upon vesting of restricted stock units	247,945	—	—	—	—	—
Stock issuance under the employee stock purchase plan	120,084	—	2,698	—	—	2,698
Stock-based compensation	—	—	15,275	—	—	15,275
Other comprehensive income	—	—	—	26	—	26
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(73)	—	(15,811)	(15,884)
Balance, July 31, 2023	112,661,660	$56	$1,364,757	$844	$(337,516)	$1,028,141
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2022	109,778,542	$55	$1,277,258	$(72)	$(209,616)	$1,067,625
Exercise of stock options	305,394	—	1,856	—	—	1,856
Stock issuance upon vesting of restricted stock units	439,878	—	—	—	—	—
Stock issuance under the employee stock purchase plan	92,236	—	2,424	—	—	2,424
Stock-based compensation	—	—	25,958	—	—	25,958
Other comprehensive income	—	—	—	1,291	—	1,291
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,157)	—	(56,776)	(57,933)
Balance, July 31, 2022	110,616,050	$55	$1,306,339	$1,219	$(266,392)	$1,041,221

	Six Months Ended July 31, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2023	111,424,132	$56	$1,333,669	$694	$(310,341)	$1,024,078
Exercise of stock options	340,668	—	2,208	—	—	2,208
Stock issuance upon vesting of restricted stock units	776,776	—	—	—	—	—
Stock issuance under the employee stock purchase plan	120,084	—	2,698	—	—	2,698
Stock-based compensation	—	—	26,134	—	—	26,134
Other comprehensive income	—	—	—	150	—	150
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	48	—	(27,175)	(27,127)
Balance, July 31, 2023	112,661,660	$56	$1,364,757	$844	$(337,516)	$1,028,141
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2022	2023
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(57,933)	$(27,127)
Net loss and adjustment attributable to redeemable non-controlling interest	506	(596)
Net loss	(57,427)	(27,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,882	18,297
Non-cash operating lease costs	2,001	2,421
Amortization of costs capitalized to obtain revenue contracts	4,031	4,869
Amortization of debt issuance costs	85	92
Stock-based compensation	25,971	26,146
Deferred income taxes	480	790
Provision for bad debt	154	756
Net foreign currency losses (gains)	2,635	(38)
Loss on disposal of property and equipment	—	144
Change in operating assets and liabilities:
Accounts receivable	5,415	18,446
Costs capitalized to obtain revenue contracts	(4,571)	(3,002)
Prepaid expenses and other assets	(1,651)	1,051
Accounts payable	(1,890)	(1,406)
Accrued expenses and other current liabilities	(9,653)	(9,313)
Deferred revenue	30,327	13,772
Operating lease liabilities	(2,070)	(2,035)
Net cash provided by operating activities	10,719	43,267
Cash flows from investing activities
Acquisition of assets	—	(356)
Purchases of property and equipment	(9,303)	(2,464)
Net cash used in investing activities	(9,303)	(2,820)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	20,000	—
Payments on revolving credit facility	(20,000)	(30,000)
Payments of debt issuance costs	(367)	—
Exercise of stock options	1,856	2,204
Stock issuance under the employee stock purchase plan	2,424	2,698
Principal payments on financing obligations	(303)	(564)
Net cash provided by (used in) financing activities	3,610	(25,662)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,895)	1,166
Net increase in cash, cash equivalents, and restricted cash	3,131	15,951
Cash, cash equivalents, and restricted cash, beginning of period	88,399	87,418
Cash, cash equivalents, and restricted cash, end of period	$91,530	$103,369

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$86,148	$98,003
Restricted cash included in prepaid expenses and other current assets	—	5,162
Restricted cash included in other long-term assets	5,382	204
Total cash, cash equivalents, and restricted cash, end of period	$91,530	$103,369

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$484	$1,906
Cash paid for interest	$1,237	$2,580
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$7,359	$29
Receivables from exercise of stock options	$—	$4
Net working capital receivable adjustment	$676	$—
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2023 and July 31, 2023. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2023, no individual customer represented over 10% of accounts receivable and, as of July 31, 2023, one individual customer represented 10.5% of accounts receivable. For the three and six months ended July 31, 2022 and 2023, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is included in prepaid expenses and other current assets and other long-term assets at January 31, 2023 and July 31, 2023 on the unaudited condensed consolidated balance sheets.
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
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Balance, beginning of period	$166	$1,037	$151	$899
Charged to bad debt expense	138	458	154	756
Write-offs and other	—	(622)	—	(779)
Translation adjustments	(3)	3	(4)	—
Balance, end of period	$301	$876	$301	$876
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
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of July 31, 2023, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $3.2 million at July 31, 2023.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Balance, beginning of period	$3,419	$3,184	$2,882	$3,589
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(307)	(268)	(651)	(548)
Foreign currency translation	(28)	—	(182)	(10)
Adjustment to redeemable non-controlling interest	128	73	1,157	(48)
Stock-based compensation expense[1]	7	6	13	12
Balance, end of period	$3,219	$2,995	$3,219	$2,995
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2023 and July 31, 2023 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2023 and July 31, 2023 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$17,149	$—	$—
Time deposits (included in other long-term assets)	382	—	—
Total assets	$17,531	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of July 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$59,067	$—	$—
Time deposits (included in prepaid expenses and other current assets)	162	—	—
Time deposits (included in other long-term assets)	204	—	—
Total assets	$59,433	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a nonrecurring basis include the investments accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three and six months ended July 31, 2022 and 2023, respectively.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
United States	$84,678	$95,315	$164,607	$189,761
International	14,949	21,921	29,231	41,147
	$99,627	$117,236	$193,838	$230,908
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2023 and July 31, 2023:

	As of January 31, 2023	As of July 31, 2023
Trade accounts receivable	$94,729	$74,570
Unbilled accounts receivable	4,920	6,386
Allowance for doubtful accounts	(899)	(876)
Other accounts receivable[1]	747	821
Total accounts receivable, net	$99,497	$80,901
1Includes $0.1 million and $0.3 million income tax receivable of as of January 31, 2023 and July 31, 2023, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the six months ended July 31, 2023, $117.2 million of revenues were recognized out of the deferred revenue balance as of January 31, 2023.
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
Remaining performance obligations were $928.6 million as of July 31, 2023. The Company expects to recognize approximately 69% of its remaining performance obligation as revenues in the next 24 months, approximately 28% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2023	As of July 31, 2023
Furniture and fixtures	$10,730	$12,017
Computers and equipment	8,361	8,231
Buildings and land[1]	56,379	56,379
Leasehold improvements	28,702	28,738
Construction in progress	673	46
	104,845	105,411
Less accumulated depreciation	(20,403)	(23,473)
	$84,442	$81,938
1See Note 12 "Commitments and Contingencies."
The Company recognized depreciation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Cost of subscription revenues	$86	$150	$176	$287
Cost of professional services and other revenues	268	474	541	918
Sales and marketing	316	445	642	884
Research and development	535	747	1,084	1,470
General and administrative	189	306	378	589
Total depreciation expense	$1,394	$2,122	$2,821	$4,148

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2023	$839,440
Translation adjustments	(398)
Balance, July 31, 2023	$839,042
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2023			As of July 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,605	$(21,818)	$61,787	$83,509	$(30,182)	$53,327
Customer relationships	91,710	(13,418)	78,292	91,706	(17,751)	73,955
Trademarks and trade name	14,626	(2,705)	11,921	14,625	(3,912)	10,713
Other	919	(94)	825	919	(259)	660
	$190,860	$(38,035)	$152,825	$190,759	$(52,104)	$138,655
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Cost of subscription revenues	$4,256	$4,190	$8,518	$8,441
Cost of professional services and other revenues	—	83	—	165
Sales and marketing	2,772	2,771	5,543	5,543
Total amortization expense	$7,028	$7,044	$14,061	$14,149
The expected future amortization expense for intangible assets as of July 31, 2023 is as follows:

Fiscal Year Ending January 31,
2024 (remaining)	$13,577
2025	26,916
2026	26,751
2027	25,544
2028	10,924
Thereafter	34,943
$138,655
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 8. Stockholders’ Equity
At July 31, 2023, the Company committed a total of 35,202,345 shares of common stock for future issuance as follows:

Issued and outstanding stock options	1,664,830
Nonvested issued and outstanding restricted stock units ("RSUs")	5,784,062
Possible issuance under stock plans	27,753,453
35,202,345
Note 9. Stock-Based Compensation
Stock Options
Stock option activity for the six months ended July 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2023	2,009,323	$6.62
Granted	—	—
Expired or forfeited	(3,825)	18.62
Exercised	(340,668)	6.48
Outstanding, July 31, 2023	1,664,830	$6.62
Exercisable, July 31, 2023	1,655,080	$6.53
Fully vested or expected to vest, July 31, 2023	1,663,855	$6.61
Restricted Stock Units
RSU activity during the six months ended July 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2023	3,531,387	$44.00
Granted	3,155,899	24.80
Vested	(688,473)	43.00
Forfeited	(214,751)	41.16
Nonvested, July 31, 2023	5,784,062	$33.75
As of July 31, 2023, total unrecognized compensation expense related to non-vested RSUs was $162.7 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 3.05 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The fair value of ESPP shares during the six months ended July 31, 2022 and 2023 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Six Months Ended July 31,
	2022	2023
Expected life (in years)	0.50	0.50
Expected volatility	49.65% - 84.59%	61.66% - 61.86%
Expected dividends	0.00%	0.00%
Risk-free interest rate	0.22% - 2.52%	4.77% - 5.53%
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Cost of subscription revenues	$352	$485	$728	$799
Cost of professional services and other revenues	1,915	2,460	3,786	4,089
Sales and marketing	3,447	3,830	6,818	7,041
Research and development	2,613	4,279	5,445	7,279
General and administrative	4,344	4,227	9,194	6,938
Total stock-based compensation expense	$12,671	$15,281	$25,971	$26,146
Note 10. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend for up to five years.
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Operating lease expense	$973	$1,312	$1,938	$2,617
Short-term lease expense	259	473	540	934
Variable lease expense	172	112	254	234
Total	$1,404	$1,897	$2,732	$3,785
Supplemental cash flow information related to operating leases were as follows:

	Six Months Ended July 31,
	2022	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,007	$2,231
Operating right-of-use assets obtained in exchange for operating lease liabilities	677	132
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of July 31, 2023 were 3.32 years and 4.5%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of July 31, 2023 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2024 (remaining)	$2,123
2025	3,171
2026	2,139
2027	1,080
2028	975
Thereafter	495
Total lease liabilities	9,983
Less: imputed interest	(716)
Total lease obligations	9,267
Less: current obligations	(3,446)
Long-term lease obligations	$5,821
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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender which is considered restricted cash and is included in other long-term assets as of January 31, 2023 and prepaid expenses and other current assets as of July 31, 2023 on the Company's unaudited condensed consolidated balance sheets.
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
The Company had $30.0 million and $0.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants as of January 31, 2023 and July 31, 2023, respectively. The available borrowing capacity under the Credit Facility was $50.0 million as of July 31, 2023.

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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of July 31, 2023 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2024 (remaining)	$3,124	$2,225
2025	4,333	4,543
2026	2,423	4,644
2027	1,336	3,950
Total	$11,216	$15,362
Residual financing obligations and assets		49,476
Less: amount representing interest		(10,022)
Financing obligations		$54,816
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of July 31, 2023 was 5.7%.
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
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina (the "District Court"). The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. ("Live Oak") and Apiture, Inc. ("Apiture") not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. On April 28, 2022, the District Court approved settlements between the plaintiff and defendant Live Oak in the amount of approximately $3.9 million and unnamed party Apiture in the amount of approximately $0.8 million. In July 2023, through mediation, the Company and the plaintiff reached a settlement agreement in principle of approximately $2.2 million that remains subject to court approval. While the Company strongly believes that it would prevail on the merits and that it has not violated the antitrust laws, in order to avoid the distraction and expense of protracted litigation and instead continue to focus on its employees and customers, the Company agreed to settle this matter. The Company has accrued for the proposed

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
settlement agreement which is included in accrued expenses and other current liabilities as of July 31, 2023 on the Company's unaudited condensed consolidated balance sheets.
On September 26, 2022, a purported stockholder of the Company filed a complaint in the Delaware Court of Chancery in connection with the series of mergers in which the Company became the parent of nCino OpCo and SimpleNexus. The complaint, captioned City of Hialeah Employees’ Retirement System, Derivatively on Behalf of Nominal Defendants nCINO, INC. (f/k/a Penny HoldCo, Inc.) and nCINO OpCo, Inc. (f/k/a nCino, Inc.) v. INSIGHT VENTURE PARTNERS, LLC, et al., C.A. No. 2022-0846-MTZ, names as defendants, Insight Ventures Partners, LLC., Insight Holdings Group, LLC., the Company’s directors and certain officers, along with nCino, Inc. and nCino OpCo, Inc. as nominal defendants, and alleges that the members of the board of directors, controlling stockholders, and officers violated their fiduciary duties in the course of negotiating and approving the series of mergers. The complaint alleges damages in an unspecified amount. Pursuant to the rights in its bylaws and Delaware law, the Company is advancing the costs incurred by the director and officer defendants in this action, and the defendants may assert indemnification rights in respect of an adverse judgment or settlement of the action, if any. Given the uncertainty and preliminary stages of this matter, the Company is unable to reasonably estimate any possible loss or range of loss that may result. Therefore, the Company has not made an accrual for the above matter in the unaudited condensed consolidated financial statements.
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
Note 13. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million and is included in investments as of January 31, 2023 and July 31, 2023 on the Company's unaudited condensed consolidated balance sheets. The investment is considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, own greater than ten percent of Zest AI. On May 23, 2023, the Company announced a strategic partnership with Zest AI to build an integration into the Company's consumer banking solution to enable lenders with streamlined access to consumer credit lending insights.
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended July 31, 2022 and 2023 and for the six months ended July 31, 2022 and 2023 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(27,245)	$(15,884)	$(57,933)	$(27,127)
Denominator
Weighted-average common shares outstanding	110,391,865	112,396,716	110,198,509	112,262,527
Basic and diluted loss per share attributable to nCino, Inc.	$(0.25)	$(0.14)	$(0.53)	$(0.24)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Six Months Ended July 31,
	2022	2023
Stock options issued and outstanding	2,308,091	1,664,830
Nonvested RSUs issued and outstanding	3,865,041	5,784,062
Shares issuable pursuant to the ESPP	17,285	16,994
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company’s restructuring charges for the three and six months ended July 31, 2023 were as follows:

	Three Months Ended July 31, 2023	Six Months Ended July 31, 2023
	Lease exit fees[1]
Cost of subscription revenues	21	$39
Cost of professional services and other revenues	46	92
Sales and marketing	38	76
Research and development	131	265
General and administrative	2	5
Total	238	$477
1These expenses reduced operating lease right-of-use assets on the unaudited condensed consolidated balance sheets.
The Company had no restructuring charges for the three and six months ended July 31, 2022.

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
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of July 31, 2023, we had 239 sales and sales support personnel in the U.S. and 71 sales and support personnel in offices outside the U.S.
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
For the three months ended July 31, 2022 and 2023, our total revenues were $99.6 million and $117.2 million, respectively, representing a 17.7% increase. For the three months ended July 31, 2022 and 2023, our subscription revenues were $84.4 million and $99.9 million, respectively, representing an 18.3% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $27.2 million and $15.9 million for the three months ended July 31, 2022 and 2023, respectively. For the six months ended July 31, 2022 and 2023, our total revenues were $193.8 million and $230.9 million, respectively, representing a 19.1% increase. For the six months ended July 31, 2022 and 2023, our subscription revenues were $163.6 million and $197.2 million, respectively, representing a 20.5% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $57.9 million and $27.1 million for the six months ended July 31, 2022 and 2023, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 18.7% of total revenues for the three months ended July 31, 2023 and 17.8% for the six months ended July 31, 2023. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
Additionally, liquidity issues faced by certain FIs in the U.S., including Silicon Valley Bank, Signature Bank and First Republic Bank (the "Impacted FIs") have created turmoil and uncertainty surrounding the financial services industry. These Impacted FIs are customers of ours, collectively representing less than 3% of our total revenues for the year ended January 31, 2023. We have a large and diversified customer base of all types and sizes around the globe, and no individual customer represented more than 10% of the Company's revenue for the six months ended July 31, 2023.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three and six months ended July 31, 2022 and 2023 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$84,445	$99,897	$163,634	$197,237
Professional services and other revenues	15,182	17,339	30,204	33,671
Total revenues	99,627	117,236	193,838	230,908
Cost of revenues:
Cost of subscription revenues	26,145	29,719	51,655	58,876
Cost of professional services and other revenues	15,076	18,328	29,868	35,359
Total cost of revenues	41,221	48,047	81,523	94,235
Gross profit	58,406	69,189	112,315	136,673
Operating expenses:
Sales and marketing	32,512	32,164	61,851	62,105
Research and development	29,701	29,889	58,816	58,084
General and administrative	21,199	21,930	43,885	39,905
Total operating expenses	83,412	83,983	164,552	160,094
Loss from operations	(25,006)	(14,794)	(52,237)	(23,421)
Non-operating income (expense):
Interest income	26	835	28	1,372
Interest expense	(631)	(1,044)	(1,269)	(2,423)
Other income (expense), net	(1,014)	469	(2,587)	(313)
Loss before income taxes	(26,625)	(14,534)	(56,065)	(24,785)
Income tax provision	799	1,545	1,362	2,938
Net loss	(27,424)	(16,079)	(57,427)	(27,723)
Net loss attributable to redeemable non-controlling interest	(307)	(268)	(651)	(548)
Adjustment attributable to redeemable non-controlling interest	128	73	1,157	(48)
Net loss attributable to nCino, Inc.	$(27,245)	$(15,884)	$(57,933)	$(27,127)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.25)	$(0.14)	$(0.53)	$(0.24)
Weighted average number of common shares outstanding:
Basic and diluted	110,391,865	112,396,716	110,198,509	112,262,527
The Company recognized stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2022	2023	2022	2023
Cost of subscription revenues	$352	$485	$728	$799
Cost of professional services and other revenues	1,915	2,460	3,786	4,089
Sales and marketing	3,447	3,830	6,818	7,041
Research and development	2,613	4,279	5,445	7,279
General and administrative	4,344	4,227	9,194	6,938
Total stock-based compensation expense	$12,671	$15,281	$25,971	$26,146

The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2022	2023	2022	2023
Cost of subscription revenues	$4,256	$4,190	$8,518	$8,441
Cost of professional services and other revenues	—	83	—	165
Sales and marketing	2,772	2,771	5,543	5,543
Total amortization expense	$7,028	$7,044	$14,061	$14,149

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2023	2022	2023
Revenues:
Subscription revenues	84.8%	85.2%	84.4%	85.4%
Professional services and other revenues	15.2	14.8	15.6	14.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	31.0	29.7	31.6	29.9
Cost of professional services and other revenues	99.3	105.7	98.9	105.0
Total cost of revenues	41.4	41.0	42.1	40.8
Gross profit	58.6	59.0	57.9	59.2
Operating expenses:
Sales and marketing	32.6	27.4	31.9	26.9
Research and development	29.8	25.5	30.3	25.2
General and administrative	21.3	18.7	22.6	17.3
Total operating expenses	83.7	71.6	84.8	69.4
Loss from operations	(25.1)	(12.6)	(26.9)	(10.2)
Non-operating income (expense):
Interest income	—	0.7	—	0.6
Interest expense	(0.6)	(0.9)	(0.7)	(1.0)
Other income (expense), net	(1.0)	0.4	(1.3)	(0.1)
Loss before income taxes	(26.7)	(12.4)	(28.9)	(10.7)
Income tax provision	0.8	1.3	0.7	1.3
Net loss	(27.5)%	(13.7)%	(29.6)%	(12.0)%
Comparison of the Three and Six Months Ended July 31, 2022 and 2023
Revenues

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2022		2023		2022		2023
Revenues:
Subscription revenues	$84,445	84.8%	$99,897	85.2%	$163,634	84.4%	$197,237	85.4%
Professional services and other revenues	15,182	15.2	17,339	14.8	30,204	15.6	33,671	14.6
Total revenues	$99,627	100.0%	$117,236	100.0%	$193,838	100.0%	$230,908	100.0%
Subscription Revenues
Subscription revenues increased $15.5 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 65.0% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 35.0% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended July 31, 2022. Subscription revenues were 85.2% of total revenues for the three months ended July 31, 2023 compared to 84.8% of total revenues for the three months ended July 31, 2022, primarily due to growth in our installed base.
Subscription revenues increased $33.6 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 71.6% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 28.4% was attributable to initial revenues from customers who did not contribute to subscription revenues during the six months ended July 31, 2022. Subscription revenues were 85.4% of total revenues for the six months ended July 31, 2023 compared to 84.4% of total revenues for the six months ended July 31, 2022, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $2.2 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Professional services and other revenues increased $3.5 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2022		2023		2022		2023
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$26,145	31.0%	$29,719	29.7%	$51,655	31.6%	$58,876	29.9%
Cost of professional services and other revenues	15,076	99.3	18,328	105.7	29,868	98.9	35,359	105.0
Total cost of revenues	$41,221	41.4	$48,047	41.0	$81,523	42.1	$94,235	40.8
Gross profit	$58,406	58.6%	$69,189	59.0%	$112,315	57.9%	$136,673	59.2%
Cost of Subscription Revenues
Cost of subscription revenues increased $3.6 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, generating a gross margin for subscription revenues of 70.3% compared to a gross margin of 69.0% for the three months ended July 31, 2022. Costs related to Salesforce user fees increased $2.7 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $0.1 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $0.6 million, mainly from an increase in headcount. The increase in cost of subscription revenues also included an increase of $0.1 million in allocated overhead costs due to growth supporting our continued business expansion. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of subscription revenues increased $7.2 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, generating a gross margin for subscription revenues of 70.1% compared to a gross margin of 68.4% for the six months ended July 31, 2022. Costs related to Salesforce user fees increased $5.5 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $0.7 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $0.8 million, mainly from an increase in headcount. The increase in cost of subscription revenues also included an increase of $0.3 million in allocated overhead costs due to growth supporting our continued business expansion. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $3.3 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, generating a gross margin for professional services and other revenues of (5.7)% compared to a gross margin of 0.7% for the three months ended July 31, 2022. For the three months ended July 31, 2023, personnel costs, including stock-based compensation expense, increased $2.6 million for professional services compared to the three months ended July 31, 2022, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included an increase of $0.3 million in allocated overhead costs due to growth supporting our business. The decrease in our professional services and other gross margin for the three months ended July 31, 2023 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Cost of professional services and other revenues increased $5.5 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, generating a gross margin for professional services and other revenues of (5.0)% compared to a gross margin of 1.1% for the six months ended July 31, 2022. For the six months ended July 31, 2023, personnel costs, including stock-based compensation expense, increased $4.3 million for professional services compared to the six months ended July 31, 2022, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included an increase of $0.7 million in allocated overhead costs due to growth supporting our business. The decrease in our professional services and other gross margin for the six months ended July 31, 2023 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2022		2023		2022		2023
Operating expenses:
Sales and marketing	$32,512	32.6%	$32,164	27.4%	$61,851	31.9%	$62,105	26.9%
Research and development	29,701	29.8	29,889	25.5	58,816	30.3	58,084	25.2
General and administrative	21,199	21.3	21,930	18.7	43,885	22.6	39,905	17.3
Total operating expenses	83,412	83.7	83,983	71.6	164,552	84.8	160,094	69.4
Loss from operations	$(25,006)	(25.1)%	$(14,794)	(12.6)%	$(52,237)	(26.9)%	$(23,421)	(10.2)%
Sales and Marketing
Sales and marketing expenses decreased $0.3 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to a decrease of $0.6 million in sales-related travel costs, a decrease of $0.3 million in marketing costs, and a decrease of $0.1 million in third-party professional fees. The decrease in sales and marketing expenses was partially offset by an increase of $0.4 million in personnel costs, including stock-based compensation expense, mainly from compensation increases, the impact of changing our merit cycle from a work anniversary basis to an annual basis, and an increase in expatriate tax equalization expenses offset by a decrease in headcount. The decrease in sales and marketing expenses was also partially offset by an increase of $0.3 million in allocated overhead costs.
Sales and marketing expenses increased $0.3 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to an increase of $0.5 million in allocated overhead costs and an increase of $0.5 million in third-party professional fees. The increase in sales and marketing expenses also included an increase of $0.1 million in personnel costs, including stock-based compensation expense, mainly from compensation increases, the impact of changing our merit cycle from a work anniversary basis to an annual basis, and an increase in expatriate tax equalization expenses offset by a decrease in headcount. The increase in sales and marketing expenses was partially offset by a decrease of $0.6 million in marketing costs and a decrease of $0.2 million in sales-related travel costs.
Our sales and marketing headcount decreased by 75 from July 31, 2022 to July 31, 2023 primarily due to attrition and our workforce reduction. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.

Research and Development
Research and development expenses increased $0.2 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to an increase of $0.7 million in personnel costs, primarily attributable to a $1.7 million increase in stock-based compensation expense, compensation increases, and the impact of changing our merit cycle from a work anniversary basis to an annual basis offset by a decrease in headcount. The increase in research and development expenses also included an increase of $0.4 million in allocated overhead costs due to growth supporting our continued business expansion, partially offset by a decrease of $1.0 million in third-party professional fees as a result of lower contract research and development spend.
Research and development expenses decreased $0.7 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to an increase of $0.9 million in allocated overhead costs due to growth supporting our continued business expansion and an increase of $0.3 million in personnel costs, primarily attributable to a $1.8 million increase in stock-based compensation, compensation increases, and the impact of changing our merit cycle from a work anniversary basis to an annual basis offset by a decrease in headcount. The increase in research and development expenses was partially offset by a $2.0 million decrease in third-party professional fees primarily attributable to reduced contract research and development spend.
Our research and development headcount decreased by 84 from July 31, 2022 to July 31, 2023 primarily due to our workforce reduction. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses increased $0.7 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to an increase of $0.7 million in third party professional fees, mostly attributable to the accrual for the proposed settlement agreement of approximately $2.2 million, disclosed in Note 12 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q, partially offset by a decrease in third party professional fees and expenses related to other litigation expenses including the government antitrust investigation and related civil action (the "Antitrust Matters"). The increase in general and administrative expenses for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 also included an increase of $0.1 million in allocated overhead and other general and administrative costs and an increase of $0.1 million in personnel costs, mostly attributable to compensation increases and the impact of changing our merit cycle from a work anniversary basis to an annual basis partially offset by a decrease in headcount and a decrease of $0.1 million in stock-based compensation expense. The increase in general and administrative expenses was partially offset by a decrease of $0.2 million in travel-related costs.
General and administrative expenses decreased $4.0 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to a decrease of $3.1 million in personnel costs, mostly attributable to a $2.3 million decrease in stock-based compensation expense, and a decrease in headcount partially offset by compensation increases and the impact of changing our merit cycle from a work anniversary basis to an annual basis. The decrease in general and administrative spend also included a decrease of $1.0 million in third party professional fees for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, mostly attributable to a decrease in third party professional fees and expenses related to acquisition costs for SimpleNexus and fees and expenses related to the Antitrust Matters, partially offset by the accrual for the proposed settlement agreement of approximately $2.2 million, disclosed in Note 12 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q. The decrease in general and administrative expenses also included a decrease of $0.3 million in travel related costs, partially offset by an increase of $0.4 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount decreased by 3 from July 31, 2022 to July 31, 2023, primarily due to our workforce reduction which was partially offset by employees that moved from our sales and marketing department to our general and administrative department due to a change in responsibilities. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.

Non-Operating Income (Expense)

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2022		2023		2022		2023
Interest income	$26	—%	$835	0.7%	$28	—%	$1,372	0.6%
Interest expense	(631)	(0.6)	(1,044)	(0.9)	(1,269)	(0.7)	(2,423)	(1.0)
Other income (expense), net	(1,014)	(1.0)	469	0.4	(2,587)	(1.3)	(313)	(0.1)
Interest income increased $0.8 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, due to increase in our accounts earning interest and increased interest rates. Interest expense increased $0.4 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, due to borrowing on our revolving credit facility and an increase in our financing obligations for leases for which we are considered the owners for accounting purposes. The decrease of $1.5 million in other income (expense), net for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Interest income increased $1.3 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, due to increase in our accounts earning interest and increased interest rates. Interest expense increased $1.2 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, due to borrowing on our revolving credit facility and an increase in our financing obligations for leases for which we are considered the owners for accounting purposes. The decrease of $2.3 million in other expense, net for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2022		2023		2022		2023
Income tax provision	$799	0.8%	$1,545	1.3%	$1,362	0.7%	$2,938	1.3%
Income tax provision was $1.5 million for the three months ended July 31, 2023 compared to a provision of $0.8 million for the three months ended July 31, 2022, and resulted in an effective tax rate of (10.6)% and (3.0)%, respectively.
Income tax provision was $2.9 million for the six months ended July 31, 2023 compared to a provision of $1.4 million for the six months ended July 31, 2022, and resulted in an effective tax rate of (11.9)% and (2.4)%, respectively.
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
The following table reconciles non-GAAP operating income (loss) to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2022	2023	2022	2023
GAAP loss from operations	$(25,006)	$(14,794)	$(52,237)	$(23,421)
Adjustments
Amortization of intangible assets	7,028	7,044	14,061	14,149
Stock-based compensation expense	12,671	15,281	25,971	26,146
Acquisition-related expenses	387	212	1,884	423
Litigation expenses[1]	2,136	3,204	3,868	4,349
Restructuring and related charges	—	238	—	477
Total adjustments	22,222	25,979	45,784	45,544
Non-GAAP operating income (loss)	$(2,784)	$11,185	$(6,453)	$22,123
1Represents legal expenses related to the Antitrust Matters and a shareholder derivative lawsuit.
Liquidity and Capital Resources
As of July 31, 2023, we had $98.0 million in cash and cash equivalents, and an accumulated deficit of $337.5 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future.
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
On February 11, 2022, we entered into the Credit Facility of up to $50.0 million. We borrowed and repaid $20.0 million under the Credit Facility during the three months ended April 30, 2022 and borrowed $30.0 million during the three months ended October 31, 2022. We repaid $30.0 million under the Credit Facility during the six months ended July 31, 2023. As of July 31, 2023, the Company had no amounts outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
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
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2023 and July 31, 2023, the redeemable non-controlling interest was $3.6 million and $3.0 million, respectively.
As part of our joint venture obligations, we may be required to make an additional cash capital contribution of up to $3.0 million to nCino K.K. during fiscal 2024.
Cash Flows
Summary Cash Flow information for the six months ended July 31, 2022 and 2023 are set forth below:

	Six Months Ended July 31,
($ in thousands)	2022	2023
Net cash provided by operating activities	$10,719	$43,267
Net cash used in investing activities	(9,303)	(2,820)
Net cash provided by (used in) financing activities	3,610	(25,662)
Net Cash Provided by Operating Activities
The $43.3 million provided by operating activities in the six months ended July 31, 2023 reflects our net loss of $27.7 million, offset by $53.5 million in non-cash charges and $17.5 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, provision for deferred taxes and bad debt. Cash generated by working capital accounts was principally a function of an $18.4 million decrease in accounts receivable due to the timing of billings and collections from customers, a $13.8 million increase in deferred revenue as we expanded our customer base and renewed existing customers, and a $1.1 million decrease in prepaid expenses and other assets. The cash generated by working capital accounts was partially offset by a $9.3 million decrease in accrued expenses and other current liabilities which includes payments of approximately $5.0 million for severance and other employee costs associated with the restructuring plan and changing commission payment plans from a quarterly basis to a monthly basis. Additional offsets were payments of $3.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.0 million decrease in operating lease liabilities, and a $1.4 million decrease in accounts payable.
The $10.7 million provided by operating activities in the six months ended July 31, 2022 reflects our net loss of $57.4 million, offset by $52.2 million in non-cash charges and $15.9 million generated by changes in working capital accounts.

Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $30.3 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $5.4 million decrease in accounts receivable due to the timing of billings. The cash generated by working capital accounts was partially offset by a $9.7 million decrease in accrued expenses and other current liabilities, payments of $4.6 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.1 million decrease in operating lease liabilities, a $1.9 million decrease in accounts payable, and a $1.7 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
The $2.8 million used in investing activities in the six months ended July 31, 2023 was comprised of $2.5 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $0.4 million for the final cash considerations relating to an asset acquisition completed in August 2022. We used $9.3 million in investing activities in the six months ended July 31, 2022 for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
Net Cash Provided by (Used in) Financing Activities
The $25.7 million used in financing activities in the six months ended July 31, 2023 was comprised principally of payments of $30.0 million on the Credit Facility and principal payments of $0.6 million on financing obligations. The cash used in financing activities was partially offset by $2.7 million of proceeds from stock issuances under the employee stock purchase plan and $2.2 million of proceeds from the exercise of stock options. The $3.6 million provided by financing activities in the six months ended July 31, 2022 was comprised principally of $2.4 million of proceeds from stock issuances under the employee stock purchase plan and $1.9 million of proceeds from the exercise of stock options, partially reduced by payments of debt issuance costs of $0.4 million, and principal payments of $0.3 million on financing obligations. We borrowed and repaid $20.0 million under our revolving credit facility during the six months ended July 31, 2022.
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
Interest Rate Risk
At July 31, 2023, we had cash, cash equivalents and restricted cash of $103.4 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the BSBY rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. At July 31, 2023, we had no amounts outstanding under the Credit Facility. See Note 11, "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at July 31, 2023, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at July 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended July 31, 2023, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On June 26, 2023, Pierre Naudé, Chairman and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale of 99,028 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until June 28, 2024, or earlier if all transactions under the trading arrangement had been completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter.

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

nCino, Inc.

Date: August 29, 2023	By:	/s/ Pierre Naudé
Pierre Naudé
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2023	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)