Form 10-Q
period 2023-10-31
nCino, Inc.
filed 2023-11-29
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 113,133,108 shares of common stock, $0.0005 par value per share, as of November 24, 2023.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2023	October 31, 2023
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,019 and $2,555 at January 31, 2023 and October 31, 2023, respectively)	$82,036	$100,475
Accounts receivable, less allowances of $899 and $2,221 at January 31, 2023 and October 31, 2023, respectively	99,497	62,012
Costs capitalized to obtain revenue contracts, current portion, net	9,386	9,715
Prepaid expenses and other current assets	16,274	18,670
Total current assets	207,193	190,872
Property and equipment, net	84,442	80,557
Operating lease right-of-use assets, net	10,508	8,855
Costs capitalized to obtain revenue contracts, noncurrent, net	18,229	16,293
Goodwill	839,440	838,585
Intangible assets, net	152,825	121,695
Investments (related party $2,500 at January 31, 2023 and October 31, 2023)	6,531	9,031
Long-term prepaid expenses and other assets	8,101	1,656
Total assets	$1,327,269	$1,267,544
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,878	$12,526
Accrued compensation and benefits	22,623	13,748
Accrued expenses and other current liabilities	10,897	11,439
Deferred revenue	154,871	130,308
Financing obligations, current portion	1,015	1,429
Operating lease liabilities, current portion	3,874	3,523
Total current liabilities	205,158	172,973
Operating lease liabilities, noncurrent	7,282	6,460
Deferred income taxes, noncurrent	2,797	3,241
Revolving credit facility, noncurrent	30,000	—
Financing obligations, noncurrent	54,365	53,063
Total liabilities	299,602	235,737
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	3,589	3,198
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2023 and October 31, 2023	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2023 and October 31, 2023; 111,424,132 and 113,030,730 shares issued and outstanding as of January 31, 2023 and October 31, 2023, respectively	56	57
Additional paid-in capital	1,333,669	1,382,019
Accumulated other comprehensive income	694	906
Accumulated deficit	(310,341)	(354,373)
Total stockholders’ equity	1,024,078	1,028,609
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,327,269	$1,267,544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Revenues
Subscription	$88,290	$104,759	$251,924	$301,996
Professional services and other	17,006	17,183	47,210	50,854
Total revenues	105,296	121,942	299,134	352,850
Cost of revenues
Subscription	26,844	30,605	78,499	89,481
Professional services and other	16,312	17,420	46,180	52,779
Total cost of revenues	43,156	48,025	124,679	142,260
Gross profit	62,140	73,917	174,455	210,590
Operating expenses
Sales and marketing	32,423	38,446	94,274	100,551
Research and development	29,471	29,043	88,287	87,127
General and administrative	18,690	19,334	62,575	59,239
Total operating expenses	80,584	86,823	245,136	246,917
Loss from operations	(18,444)	(12,906)	(70,681)	(36,327)
Non-operating income (expense)
Interest income	87	685	115	2,057
Interest expense	(580)	(854)	(1,849)	(3,277)
Other expense, net	(2,911)	(2,320)	(5,498)	(2,633)
Loss before income taxes	(21,848)	(15,395)	(77,913)	(40,180)
Income tax provision	797	1,782	2,159	4,720
Net loss	(22,645)	(17,177)	(80,072)	(44,900)
Net loss attributable to redeemable non-controlling interest (Note 3)	(257)	(320)	(908)	(868)
Adjustment attributable to redeemable non-controlling interest (Note 3)	1,191	(478)	2,348	(526)
Net loss attributable to nCino, Inc.	$(23,579)	$(16,379)	$(81,512)	$(43,506)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.21)	$(0.15)	$(0.74)	$(0.39)
Weighted average number of common shares outstanding:
Basic and diluted	110,897,811	112,951,553	110,434,171	112,484,017
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Net loss	$(22,645)	$(17,177)	$(80,072)	$(44,900)
Other comprehensive income:
Foreign currency translation	472	74	1,581	214
Other comprehensive income	472	74	1,581	214
Comprehensive loss	(22,173)	(17,103)	(78,491)	(44,686)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(257)	(320)	(908)	(868)
Foreign currency translation attributable to redeemable non-controlling interest	(67)	12	(249)	2
Comprehensive loss attributable to redeemable non-controlling interest	(324)	(308)	(1,157)	(866)
Comprehensive loss attributable to nCino, Inc.	$(21,849)	$(16,795)	$(77,334)	$(43,820)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, July 31, 2022	110,616,050	$55	$1,306,339	$1,219	$(266,392)	$1,041,221
Exercise of stock options	145,753	—	1,182	—	—	1,182
Stock issuance upon vesting of restricted stock units	181,766	—	—	—	—	—
Stock-based compensation	—	—	12,499	—	—	12,499
Other comprehensive income	—	—	—	539	—	539
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,191)	—	(22,388)	(23,579)
Balance, October 31, 2022	110,943,569	$55	$1,318,829	$1,758	$(288,780)	$1,031,862

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, July 31, 2023	112,661,660	$56	$1,364,757	$844	$(337,516)	$1,028,141
Exercise of stock options	106,772	1	967	—	—	968
Stock issuance upon vesting of restricted stock units	262,298	—	—	—	—	—
Stock-based compensation	—	—	15,817	—	—	15,817
Other comprehensive income	—	—	—	62	—	62
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	478	—	(16,857)	(16,379)
Balance, October 31, 2023	113,030,730	$57	$1,382,019	$906	$(354,373)	$1,028,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2022	109,778,542	$55	$1,277,258	$(72)	$(209,616)	$1,067,625
Exercise of stock options	451,147	—	3,038	—	—	3,038
Stock issuance upon vesting of restricted stock units	621,644	—	—	—	—	—
Stock issuance under the employee stock purchase plan	92,236	—	2,424	—	—	2,424
Stock-based compensation	—	—	38,457	—	—	38,457
Other comprehensive income	—	—	—	1,830	—	1,830
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(2,348)	—	(79,164)	(81,512)
Balance, October 31, 2022	110,943,569	$55	$1,318,829	$1,758	$(288,780)	$1,031,862

	Nine Months Ended October 31, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2023	111,424,132	$56	$1,333,669	$694	$(310,341)	$1,024,078
Exercise of stock options	447,440	1	3,175	—	—	3,176
Stock issuance upon vesting of restricted stock units	1,039,074	—	—	—	—	—
Stock issuance under the employee stock purchase plan	120,084	—	2,698	—	—	2,698
Stock-based compensation	—	—	41,951	—	—	41,951
Other comprehensive income	—	—	—	212	—	212
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	526	—	(44,032)	(43,506)
Balance, October 31, 2023	113,030,730	$57	$1,382,019	$906	$(354,373)	$1,028,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2022	2023
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(81,512)	$(43,506)
Net loss and adjustment attributable to redeemable non-controlling interest	1,440	(1,394)
Net loss	(80,072)	(44,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,458	37,337
Non-cash operating lease costs	2,879	3,581
Amortization of costs capitalized to obtain revenue contracts	6,160	7,368
Amortization of debt issuance costs	131	138
Stock-based compensation	38,476	41,969
Deferred income taxes	452	881
Provision for bad debt	323	1,124
Net foreign currency losses	5,608	2,275
Loss on disposal of long-lived assets	—	161
Change in operating assets and liabilities:
Accounts receivable	32,497	35,455
Costs capitalized to obtain revenue contracts	(8,033)	(5,959)
Prepaid expenses and other assets	(446)	3,374
Accounts payable	(1,732)	1,184
Accrued expenses and other current liabilities	(9,182)	(7,999)
Deferred revenue	(2,883)	(23,789)
Operating lease liabilities	(2,997)	(3,063)
Net cash provided by operating activities	6,639	49,137
Cash flows from investing activities
Acquisition of business, net of cash acquired	676	—
Acquisition of assets	(563)	(356)
Purchases of property and equipment	(13,889)	(3,083)
Purchase of investment	—	(2,500)
Net cash used in investing activities	(13,776)	(5,939)
Cash flows from financing activities
Investment from redeemable non-controlling interest	—	983
Proceeds from borrowings on revolving credit facility	50,000	—
Payments on revolving credit facility	(20,000)	(30,000)
Payments of debt issuance costs	(367)	—
Exercise of stock options	3,038	3,176
Stock issuance under the employee stock purchase plan	2,424	2,698
Principal payments on financing obligations	(458)	(888)
Net cash provided by (used in) financing activities	34,637	(24,031)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(4,098)	(762)
Net increase in cash, cash equivalents, and restricted cash	23,402	18,405
Cash, cash equivalents, and restricted cash, beginning of period	88,399	87,418
Cash, cash equivalents, and restricted cash, end of period	$111,801	$105,823

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$106,451	$100,475
Restricted cash included in prepaid expenses and other current assets	—	5,000
Restricted cash included in other long-term assets	5,350	348
Total cash, cash equivalents, and restricted cash, end of period	$111,801	$105,823

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$657	$2,244
Cash paid for interest	$1,849	$3,458
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$14,765	$200
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
On September 8, 2023, SimpleNexus began operating as SimpleNexus, LLC d/b/a nCino Mortgage, LLC ("nCino Mortgage").
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
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity ("VIE"). nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investments, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the unaudited condensed consolidated balance sheets. See Note 3 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest.
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
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by the Company’s management are used for, but not limited to, revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, and stand-alone selling price; the average period of benefit associated with costs capitalized to obtain revenue contracts; fair value of assets acquired and liabilities assumed for business combinations; the useful lives of intangible assets; income taxes and the related valuation allowance on deferred tax assets; redemption value of redeemable non-controlling interest; and stock-based compensation. The Company assesses these estimates on a regular basis using historical experience and other factors. Actual results could differ from these estimates. See Note 7 "Goodwill and Intangible Assets" for a change in estimate for the useful life of the SimpleNexus trade name.
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2023 and October 31, 2023. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2023 and October 31, 2023, no individual customer represented over 10% of accounts receivable. For the three and nine months ended October 31, 2022 and 2023, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is included in other long-term assets at January 31, 2023 and in prepaid expenses and other current assets and other long-term assets at October 31, 2023 on the unaudited condensed consolidated balance sheets.
Accounts Receivable and Allowances: A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes a contract asset in the form of accounts receivable when the Company has an unconditional right to payment, and the Company records a contract asset in the form of

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
unbilled accounts receivable when revenues earned on a contract exceeds the billings. The Company’s standard billing terms are annual in advance, while nCino Mortgage's standard billing terms are monthly in advance. An unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenues recognized for professional services performed but not yet billed and (ii) revenues recognized from non-cancelable, multi-year orders in which fees increase annually but for which the Company is not contractually able to invoice until a future period. Accounts receivable are reported at their gross outstanding balance reduced by an allowance for estimated receivable losses, which includes allowances for doubtful accounts and a reserve for expected credit losses.
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable, current market and economic conditions, and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. This estimate is analyzed quarterly and adjusted as necessary.
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Balance, beginning of period	$301	$876	$151	$899
Charged to bad debt expense	169	368	323	1,124
Charged to deferred revenue	—	981	—	923
Write-offs and other	(116)	—	(116)	(721)
Translation adjustments	(6)	(4)	(10)	(4)
Balance, end of period	$348	$2,221	$348	$2,221
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
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of October 31, 2023, the Company controls a majority of the outstanding common stock in nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by exiting third-party investors in October 2023, maintained the Company's ownership of 51%.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $2.8 million at October 31, 2023.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Balance, beginning of period	$3,219	$2,995	$2,882	$3,589
Investment by redeemable non-controlling interest	—	983	—	983
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(257)	(320)	(908)	(868)
Foreign currency translation	(67)	12	(249)	2
Adjustment to redeemable non-controlling interest	1,191	(478)	2,348	(526)
Stock-based compensation expense[1]	6	6	19	18
Balance, end of period	$4,092	$3,198	$4,092	$3,198
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2023 and October 31, 2023 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2023 and October 31, 2023 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$17,149	$—	$—
Time deposits (included in other long-term assets)	382	—	—
Total assets	$17,531	$—	$—

	Fair value measurements on a recurring basis as of October 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$54,491	$—	$—
Time deposits (included in other long-term assets)	348	—	—
Total assets	$54,839	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a nonrecurring basis include the investments accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three and nine months ended October 31, 2022 and 2023, respectively.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
United States	$89,442	$98,526	$254,049	$288,287
International	15,854	23,416	45,085	64,563
	$105,296	$121,942	$299,134	$352,850
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2023 and October 31, 2023:

	As of January 31, 2023	As of October 31, 2023
Trade accounts receivable	$94,729	$57,112
Unbilled accounts receivable	4,920	6,105
Allowance for doubtful accounts	(899)	(2,221)
Other accounts receivable[1]	747	1,016
Total accounts receivable, net	$99,497	$62,012
1Includes $0.1 million income tax receivable as of January 31, 2023 and October 31, 2023.
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the nine months ended October 31, 2023, $149.9 million of revenues were recognized out of the deferred revenue balance as of January 31, 2023.
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
Remaining performance obligations were $917.1 million as of October 31, 2023. The Company expects to recognize approximately 68% of its remaining performance obligation as revenues in the next 24 months, approximately 28% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2023	As of October 31, 2023
Furniture and fixtures	$10,730	$12,047
Computers and equipment	8,361	8,107
Buildings and land[1]	56,379	56,379
Leasehold improvements	28,702	27,563
Construction in progress	673	482
	104,845	104,578
Less accumulated depreciation	(20,403)	(24,021)
	$84,442	$80,557
1See Note 12 "Commitments and Contingencies."

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized depreciation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Cost of subscription revenues	$92	$150	$268	$437
Cost of professional services and other revenues	311	457	852	1,375
Sales and marketing	349	450	991	1,334
Research and development	570	731	1,654	2,201
General and administrative	186	300	564	889
Total depreciation expense	$1,508	$2,088	$4,329	$6,236
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2023	$839,440
Translation adjustments	(855)
Balance, October 31, 2023	$838,585
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2023			As of October 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,605	$(21,818)	$61,787	$83,400	$(34,067)	$49,333
Customer relationships	91,710	(13,418)	78,292	91,701	(19,917)	71,784
Trademarks and trade name	14,626	(2,705)	11,921	14,624	(14,624)	—
Other	919	(94)	825	919	(341)	578
	$190,860	$(38,035)	$152,825	$190,644	$(68,949)	$121,695
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Cost of subscription revenues	$4,249	$3,990	$12,767	$12,431
Cost of professional services and other revenues	47	82	47	247
Sales and marketing	2,772	12,880	8,315	18,423
Total amortization expense	$7,068	$16,952	$21,129	$31,101
During the third quarter of fiscal 2024, the Company rebranded the SimpleNexus solution to nCino Mortgage, resulting in a change to the trade name useful life. As a result, the Company recorded accelerated amortization to fully amortize the remaining trade name intangible asset. The effect of this change in estimate for the three and nine months ended October 31,

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
2023 was an increase in sales and marketing amortization expense of $10.1 million, which resulted in an increase in loss of operations and net loss attributable to nCino, Inc. of $10.1 million, or $0.09 per basic and diluted share.
The expected future amortization expense for intangible assets as of October 31, 2023 is as follows:

Fiscal Year Ending January 31,
2024 (remaining)	$6,125
2025	24,499
2026	24,334
2027	23,127
2028	8,669
Thereafter	34,941
$121,695
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 8. Stockholders’ Equity
At October 31, 2023, the Company committed a total of 34,833,275 shares of common stock for future issuance as follows:

Issued and outstanding stock options	1,551,058
Nonvested issued and outstanding restricted stock units ("RSUs")	5,785,669
Possible issuance under stock plans	27,496,548
34,833,275
Note 9. Stock-Based Compensation
Stock Options
Stock option activity for the nine months ended October 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2023	2,009,323	$6.62
Granted	—	—
Expired or forfeited	(10,825)	15.52
Exercised	(447,440)	7.10
Outstanding, October 31, 2023	1,551,058	$6.42
Exercisable, October 31, 2023	1,548,183	$6.39
Fully vested or expected to vest, October 31, 2023	1,550,771	$6.41

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Restricted Stock Units
RSU activity during the nine months ended October 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2023	3,531,387	$44.00
Granted	3,516,749	25.57
Vested	(950,771)	38.68
Forfeited	(311,696)	39.81
Nonvested, October 31, 2023	5,785,669	$33.89
As of October 31, 2023, total unrecognized compensation expense related to non-vested RSUs was $155.3 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.90 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the nine months ended October 31, 2022 and 2023 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Nine Months Ended October 31,
	2022	2023
Expected life (in years)	0.50	0.50
Expected volatility	49.65% - 84.59%	61.66% - 61.86%
Expected dividends	0.00%	0.00%
Risk-free interest rate	0.22% - 2.52%	4.77% - 5.53%
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Cost of subscription revenues	$392	$515	$1,120	$1,314
Cost of professional services and other revenues	1,778	2,571	5,564	6,660
Sales and marketing	3,326	4,153	10,144	11,194
Research and development	3,012	4,386	8,457	11,665
General and administrative	3,997	4,198	13,191	11,136
Total stock-based compensation expense	$12,505	$15,823	$38,476	$41,969

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
The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Operating lease expense	$1,023	$1,225	$2,961	$3,842
Variable lease expense	269	464	809	1,398
Short-term lease expense	124	94	378	328
Total	$1,416	$1,783	$4,148	$5,568
Supplemental cash flow information related to operating leases were as follows:

	Nine Months Ended October 31,
	2022	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,079	$3,324
Operating right-of-use assets obtained in exchange for operating lease liabilities	1,989	2,142
Operating right-of-use assets and operating lease liabilities disposed of	—	115
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of October 31, 2023 were 3.25 years and 4.7%, respectively.
Future minimum lease payments as of October 31, 2023 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2024 (remaining)	$939
2025	3,921
2026	2,801
2027	1,506
2028	1,097
Thereafter	495
Total lease liabilities	10,759
Less: imputed interest	(776)
Total lease obligations	9,983
Less: current obligations	(3,523)
Long-term lease obligations	$6,460

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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender which is considered restricted cash and is included in other long-term assets as of January 31, 2023 and prepaid expenses and other current assets as of October 31, 2023 on the Company's unaudited condensed consolidated balance sheets.
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
The Company had $30.0 million and $0.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants as of January 31, 2023 and October 31, 2023, respectively. The available borrowing capacity under the Credit Facility was $50.0 million as of October 31, 2023.
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
The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.
Purchase commitments and future minimum lease payments required under financing obligations as of October 31, 2023 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2024 (remaining)	$725	$1,116
2025	3,019	4,543
2026	2,761	4,644
2027	1,602	3,950
Total	$8,107	$14,253
Residual financing obligations and assets		49,476
Less: amount representing interest		(9,237)
Financing obligations		$54,492
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of October 31, 2023 was 5.7%.
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
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina (the "District Court"). The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. ("Live Oak") and Apiture, Inc. ("Apiture") not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. On April 28, 2022, the District Court approved settlements between the plaintiff and defendant Live Oak in the amount of approximately $3.9 million and unnamed party Apiture in the amount of approximately $0.8 million. In July 2023, through mediation, the Company and the plaintiff reached a settlement agreement in principle of approximately $2.2 million that remains subject to court approval. While the Company strongly believes that it would prevail on the merits and that it has not violated the antitrust laws, in order to avoid the distraction and expense of protracted litigation and instead continue to focus on its employees and customers, the Company agreed to settle this matter. The Company has accrued for the proposed settlement agreement which is included in accrued expenses and other current liabilities as of October 31, 2023 on the Company's unaudited condensed consolidated balance sheets.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 13. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million and is included in investments as of January 31, 2023 and October 31, 2023 on the Company's unaudited condensed consolidated balance sheets. The investment is considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, own greater than ten percent of Zest AI. On May 23, 2023, the Company announced a strategic partnership with Zest AI to build an integration into the Company's consumer banking solution to enable lenders with streamlined access to consumer credit lending insights.
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended October 31, 2022 and 2023 and for the nine months ended October 31, 2022 and 2023 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(23,579)	$(16,379)	$(81,512)	$(43,506)
Denominator
Weighted-average common shares outstanding	110,897,811	112,951,553	110,434,171	112,484,017
Basic and diluted loss per share attributable to nCino, Inc.	$(0.21)	$(0.15)	$(0.74)	$(0.39)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Nine Months Ended October 31,
	2022	2023
Stock options issued and outstanding	2,161,088	1,551,058
Nonvested RSUs issued and outstanding	4,000,187	5,785,669
Shares issuable pursuant to the ESPP	62,781	61,412
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
The Company’s restructuring charges for the three and nine months ended October 31, 2023 were as follows:

	Three Months Ended October 31, 2023	Nine Months Ended October 31, 2023
	Lease exit fees[1]
Cost of subscription revenues	12	$51
Cost of professional services and other revenues	26	118
Sales and marketing	24	100
Research and development	87	352
General and administrative	1	6
Total	150	$627
1These expenses reduced operating lease right-of-use assets on the unaudited condensed consolidated balance sheets.
The Company had no restructuring charges for the three and nine months ended October 31, 2022.

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
We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks in the United States ("U.S."). We introduced this solution to enterprise banks in the U.S. in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe, and Asia-Pacific ("APAC"). Throughout this market expansion, we broadened the nCino Bank Operating System by adding functionality for consumer lending, client onboarding, deposit account opening, analytics and AI/ML. In fiscal 2020, we acquired nCino Portfolio Analytics, LLC (formerly Visible Equity) and FinSuite as part of our strategy to build out our nIQ capabilities, and we established our nCino K.K joint venture to facilitate our entry into the Japanese market. Additionally, in January 2022, we acquired SimpleNexus, which expanded our capabilities to the U.S. point-of-sale mortgage market. On September 8, 2023, SimpleNexus began operating as SimpleNexus, LLC d/b/a nCino Mortgage, LLC ("nCino Mortgage") as part of our rebranding effort.
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

We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of October 31, 2023, we had 232 sales and sales support personnel in the U.S. and 70 sales and support personnel in offices outside the U.S.
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
For the three months ended October 31, 2022 and 2023, our total revenues were $105.3 million and $121.9 million, respectively, representing a 15.8% increase. For the three months ended October 31, 2022 and 2023, our subscription revenues were $88.3 million and $104.8 million, respectively, representing an 18.7% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $23.6 million and $16.4 million for the three months ended October 31, 2022 and 2023, respectively. For the nine months ended October 31, 2022 and 2023, our total revenues were $299.1 million and $352.9 million, respectively, representing a 18.0% increase. For the nine months ended October 31, 2022 and 2023, our subscription revenues were $251.9 million and $302.0 million, respectively, representing a 19.9% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $81.5 million and $43.5 million for the nine months ended October 31, 2022 and 2023, respectively.
During the third quarter of fiscal 2024, the Company rebranded the SimpleNexus solution to nCino Mortgage, resulting in a change to the trade name useful life. As a result, the Company recorded accelerated amortization to fully amortize the remaining trade name intangible asset. The effect of this change in estimate for the three and nine months ended October 31, 2023 was an increase in sales and marketing amortization expense of $10.1 million, which resulted in an increase in loss of operations and net loss attributable to nCino, Inc. of $10.1 million, or $0.09 per basic and diluted share.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 19.2% of total revenues for the three months ended October 31, 2023 and 18.3% for the nine months ended October 31, 2023. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
Macroeconomic Environment. We are currently operating in a higher interest rate environment as the U.S. Federal Reserve has raised interest rates as a means to manage inflation. These rate increases have had an impact on the real estate market in the U.S. and specifically, the demand for mortgages and mortgage-related products and services, which has had a negative impact on our nCino Mortgage business.
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
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing our solutions and maintenance and support services that we generally offer under non-cancellable multi-year contracts, which typically range from three to five years for the nCino Bank Operating System and one to three years for nCino Mortgage. Specifically, we offer:
•Client onboarding, loan origination, and deposit account opening applications targeted at a FI’s commercial, small business, and retail lines of business, for which we generally charge on a per seat basis.
•nIQ for which we generally charge based on the asset size of the customer or on a usage basis.
•Through nCino Mortgage, a digital homeownership solution uniting people, systems, and stages of the mortgage process into a seamless end-to-end journey for which we generally charge on a per seat basis.
•Maintenance and support services as well as internal-use or “sandbox” development licenses, for which we generally charge as a percentage of the related subscription fees.
Our subscription revenues are generally recognized ratably over the term of the contract beginning upon activation. For new customers, we may activate a portion of seats at inception of the agreement, with the balance activated at contractually specified points in time thereafter, to pattern our invoicing after the customer’s expected rate of implementation and adoption. Where seats are activated in stages, we charge subscription fees from the date of activation through the anniversary of the initial activation date, and annually thereafter. Subscription fees associated with the nCino Bank Operating System are generally billed annually in advance while subscription fees for nCino Mortgage are generally billed monthly in advance. Maintenance and support fees, as well as development licenses, are provided over the same periods as the related subscriptions, so fees are invoiced and revenues are recognized over the same periods. Subscription fees invoiced are recorded as deferred revenue pending recognition as revenues. In certain cases, we are authorized to resell access to Salesforce’s CRM solution along with the nCino Bank Operating System. When we resell such access, we charge a higher subscription price and remit a higher subscription fee to Salesforce for these subscriptions.
Professional Services and Other Revenues. Professional services and other revenues consist of fees for implementation and configuration assistance, training, and advisory services. For enterprise and larger regional FIs, we generally work with SI partners to provide the majority of implementation services for the nCino Bank Operating System, for which these SI partners bill our customers directly. We have historically delivered professional services ourselves for community banks and smaller credit unions and nCino Mortgage has historically provided professional services directly to its customers. Revenues for implementation, training, and advisory services are generally recognized on a proportional performance basis, based on labor hours incurred relative to total budgeted hours. To date, our losses on professional services contracts have not been material. During the initial go-live period for a customer on the nCino Bank Operating System, professional services revenues generally make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect to see subscription revenues make up an increasing proportion of our total revenues.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three and nine months ended October 31, 2022 and 2023 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$88,290	$104,759	$251,924	$301,996
Professional services and other revenues	17,006	17,183	47,210	50,854
Total revenues	105,296	121,942	299,134	352,850
Cost of revenues:
Cost of subscription revenues	26,844	30,605	78,499	89,481
Cost of professional services and other revenues	16,312	17,420	46,180	52,779
Total cost of revenues	43,156	48,025	124,679	142,260
Gross profit	62,140	73,917	174,455	210,590
Operating expenses:
Sales and marketing	32,423	38,446	94,274	100,551
Research and development	29,471	29,043	88,287	87,127
General and administrative	18,690	19,334	62,575	59,239
Total operating expenses	80,584	86,823	245,136	246,917
Loss from operations	(18,444)	(12,906)	(70,681)	(36,327)
Non-operating income (expense):
Interest income	87	685	115	2,057
Interest expense	(580)	(854)	(1,849)	(3,277)
Other expense, net	(2,911)	(2,320)	(5,498)	(2,633)
Loss before income taxes	(21,848)	(15,395)	(77,913)	(40,180)
Income tax provision	797	1,782	2,159	4,720
Net loss	(22,645)	(17,177)	(80,072)	(44,900)
Net loss attributable to redeemable non-controlling interest	(257)	(320)	(908)	(868)
Adjustment attributable to redeemable non-controlling interest	1,191	(478)	2,348	(526)
Net loss attributable to nCino, Inc.	$(23,579)	$(16,379)	$(81,512)	$(43,506)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.21)	$(0.15)	$(0.74)	$(0.39)
Weighted average number of common shares outstanding:
Basic and diluted	110,897,811	112,951,553	110,434,171	112,484,017

The Company recognized stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2022	2023	2022	2023
Cost of subscription revenues	$392	$515	$1,120	$1,314
Cost of professional services and other revenues	1,778	2,571	5,564	6,660
Sales and marketing	3,326	4,153	10,144	11,194
Research and development	3,012	4,386	8,457	11,665
General and administrative	3,997	4,198	13,191	11,136
Total stock-based compensation expense	$12,505	$15,823	$38,476	$41,969
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2022	2023	2022	2023
Cost of subscription revenues	$4,249	$3,990	$12,767	$12,431
Cost of professional services and other revenues	47	82	47	247
Sales and marketing	2,772	12,880	8,315	18,423
Total amortization expense	$7,068	$16,952	$21,129	$31,101

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2023	2022	2023
Revenues:
Subscription revenues	83.8%	85.9%	84.2%	85.6%
Professional services and other revenues	16.2	14.1	15.8	14.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	30.4	29.2	31.2	29.6
Cost of professional services and other revenues	95.9	101.4	97.8	103.8
Total cost of revenues	41.0	39.4	41.7	40.3
Gross profit	59.0	60.6	58.3	59.7
Operating expenses:
Sales and marketing	30.8	31.5	31.5	28.5
Research and development	28.0	23.8	29.5	24.7
General and administrative	17.7	15.9	20.9	16.8
Total operating expenses	76.5	71.2	81.9	70.0
Loss from operations	(17.5)	(10.6)	(23.6)	(10.3)
Non-operating income (expense):
Interest income	0.1	0.6	—	0.6
Interest expense	(0.6)	(0.7)	(0.6)	(0.9)
Other expense, net	(2.8)	(1.9)	(1.8)	(0.7)
Loss before income taxes	(20.8)	(12.6)	(26.0)	(11.3)
Income tax provision	0.8	1.5	0.7	1.3
Net loss	(21.6)%	(14.1)%	(26.7)%	(12.6)%

Comparison of the Three and Nine Months Ended October 31, 2022 and 2023
Revenues

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2022		2023		2022		2023
Revenues:
Subscription revenues	$88,290	83.8%	$104,759	85.9%	$251,924	84.2%	$301,996	85.6%
Professional services and other revenues	17,006	16.2	17,183	14.1	47,210	15.8	50,854	14.4
Total revenues	$105,296	100.0%	$121,942	100.0%	$299,134	100.0%	$352,850	100.0%
Subscription Revenues
Subscription revenues increased $16.5 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 71.1% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 28.9% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended October 31, 2022. Subscription revenues were 85.9% of total revenues for the three months ended October 31, 2023 compared to 83.8% of total revenues for the three months ended October 31, 2022, primarily due to growth in our installed base.
Subscription revenues increased $50.1 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 80.7% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 19.3% was attributable to initial revenues from customers who did not contribute to subscription revenues during the nine months ended October 31, 2022. Subscription revenues were 85.6% of total revenues for the nine months ended October 31, 2023 compared to 84.2% of total revenues for the nine months ended October 31, 2022, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $0.2 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Professional services and other revenues increased $3.6 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2022		2023		2022		2023
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$26,844	30.4%	$30,605	29.2%	$78,499	31.2%	$89,481	29.6%
Cost of professional services and other revenues	16,312	95.9	17,420	101.4	46,180	97.8	52,779	103.8
Total cost of revenues	$43,156	41.0	$48,025	39.4	$124,679	41.7	$142,260	40.3
Gross profit	$62,140	59.0%	$73,917	60.6%	$174,455	58.3%	$210,590	59.7%

Cost of Subscription Revenues
Cost of subscription revenues increased $3.8 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, generating a gross margin for subscription revenues of 70.8% compared to a gross margin of 69.6% for the three months ended October 31, 2022. Costs related to Salesforce user fees increased $2.7 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $0.9 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $0.5 million, mainly from an increase in headcount. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of subscription revenues increased $11.0 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, generating a gross margin for subscription revenues of 70.4% compared to a gross margin of 68.8% for the nine months ended October 31, 2022. Costs related to Salesforce user fees increased $8.2 million as we continued to add new customers and sell additional functionality to existing customers and other costs of subscription revenues increased $1.6 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $1.3 million, mainly from an increase in headcount. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $1.1 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, generating a gross margin for professional services and other revenues of (1.4)% compared to a gross margin of 4.1% for the three months ended October 31, 2022. For the three months ended October 31, 2023, personnel costs, including stock-based compensation expense, increased $1.1 million for professional services compared to the three months ended October 31, 2022, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included an increase of $0.3 million in allocated overhead costs due to growth supporting our business. The decrease in our professional services and other gross margin for the three months ended October 31, 2023 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Cost of professional services and other revenues increased $6.6 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, generating a gross margin for professional services and other revenues of (3.8)% compared to a gross margin of 2.2% for the nine months ended October 31, 2022. For the nine months ended October 31, 2023, personnel costs, including stock-based compensation expense, increased $5.4 million for professional services compared to the nine months ended October 31, 2022, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included an increase of $1.0 million in allocated overhead costs due to growth supporting our business. The decrease in our professional services and other gross margin for the nine months ended October 31, 2023 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2022		2023		2022		2023
Operating expenses:
Sales and marketing	$32,423	30.8%	$38,446	31.5%	$94,274	31.5%	$100,551	28.5%
Research and development	29,471	28.0	29,043	23.8	88,287	29.5	87,127	24.7
General and administrative	18,690	17.7	19,334	15.9	62,575	20.9	59,239	16.8
Total operating expenses	80,584	76.5	86,823	71.2	245,136	81.9	246,917	70.0
Loss from operations	$(18,444)	(17.5)%	$(12,906)	(10.6)%	$(70,681)	(23.6)%	$(36,327)	(10.3)%
Sales and Marketing
Sales and marketing expenses increased $6.0 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily attributable to the accelerated amortization expense of $10.1 million to fully amortize the remaining trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage. The increase in sales and marketing expenses also included an increase of $0.2 million in allocated overhead costs.

The increase in sales and marketing expenses was partially offset by a decrease of $3.2 million in personnel costs, mainly from a decrease in headcount and a decrease in expatriate tax equalization expenses, offset by a $0.8 million increase in stock-based compensation expense, compensation increases, and the impact of changing our merit cycle from a work anniversary basis to an annual basis. The increase in sales and marketing expenses was also partially offset by a decrease of $0.6 million in sales-related travel costs, a decrease of $0.3 million in marketing costs, and a decrease of $0.2 million in third-party professional fees.
Sales and marketing expenses increased $6.3 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily attributable to the accelerated amortization expense of $10.1 million to fully amortize the remaining trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage. The increase in sales and marketing expenses also included an increase of $0.7 million in allocated overhead costs and an increase of $0.3 million in third-party professional fees. The increase in sales and marketing expenses was partially offset by a decrease of $3.1 million in personnel costs, mainly from a decrease in headcount offset by a $1.1 million increase in stock-based compensation expense, compensation increases, the impact of changing our merit cycle from a work anniversary basis to an annual basis, and an increase in expatriate tax equalization expenses. The increase in sales and marketing expenses was also partially offset by a decrease of $0.9 million in marketing costs and a decrease of $0.8 million in sales-related travel costs.
Our sales and marketing headcount decreased by 61 from October 31, 2022 to October 31, 2023 primarily due to attrition and our workforce reduction. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development
Research and development expenses decreased $0.4 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to a decrease of $0.3 million in personnel costs, mainly from a decrease in headcount offset by a $1.4 million increase in stock-based compensation expense, compensation increases, the impact of changing our merit cycle from a work anniversary basis to an annual basis, and a decrease of $0.2 million in third-party professional fees as a result of lower contract research and development spend. The decrease in research and development expenses was partially offset by an increase of $0.3 million in allocated overhead costs due to growth supporting our continued business expansion.
Research and development expenses decreased $1.2 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to a $2.2 million decrease in third-party professional fees primarily attributable to reduced contract research and development spend, partially offset by an increase of $1.2 million in allocated overhead costs due to growth supporting our continued business expansion. Personnel costs were comparable for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 due to the decrease in headcount offset by a $3.2 million increase in stock-based compensation expense, compensation increases, and the impact of changing our merit cycle from a work anniversary basis to an annual basis.
Our research and development headcount decreased by 86 from October 31, 2022 to October 31, 2023 primarily due to our workforce reduction. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses increased $0.6 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to an increase of $0.5 million in personnel costs, mostly attributable to compensation increases, the impact of changing our merit cycle from a work anniversary basis to an annual basis, and an increase of $0.2 million in stock-based compensation expense, partially offset by a decrease in headcount. The increase in general and administrative expenses for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 also included an increase of $0.5 million in allocated overhead and other general and administrative costs. The increase in general and administrative expenses was partially offset by a decrease of $0.3 million in third party professional fees, due to a decrease in third party professional fees and expenses related to other litigation expenses including the government antitrust investigation and related civil action (the "Antitrust Matters"), partially offset by an increase in other professional fees, and a decrease of $0.1 million in travel-related costs.
General and administrative expenses decreased $3.3 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to a decrease of $2.6 million in personnel costs, mostly attributable to a $2.1 million decrease in stock-based compensation expense and a decrease in headcount, partially offset by compensation increases and the impact of changing our merit cycle from a work anniversary basis to an annual basis. The decrease in general and administrative spend also included a decrease of $1.3 million in third party professional fees for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, mostly attributable to a decrease in third party professional fees and expenses related to acquisition costs for SimpleNexus and fees and expenses related to the Antitrust Matters, partially offset by the accrual for the proposed settlement agreement of approximately $2.2 million, disclosed in Note 12 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q, and an increase in other professional fees. The decrease in general and administrative expenses also included a decrease of $0.4 million in travel related costs, offset by an increase of $0.9 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount decreased by 8 from October 31, 2022 to October 31, 2023, primarily due to our workforce reduction which was partially offset by employees that moved from our sales and marketing department to our general and administrative department due to a change in responsibilities. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Non-Operating Income (Expense)

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2022		2023		2022		2023
Interest income	$87	0.1%	$685	0.6%	$115	—%	$2,057	0.6%
Interest expense	(580)	(0.6)	(854)	(0.7)	(1,849)	(0.6)	(3,277)	(0.9)
Other expense, net	(2,911)	(2.8)	(2,320)	(1.9)	(5,498)	(1.8)	(2,633)	(0.7)
Interest income increased $0.6 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, due to increase in our accounts earning interest and increased interest rates. Interest expense increased $0.3 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, due to an increase in our financing obligations for leases for which we are considered the owners for accounting purposes. The decrease of $0.6 million in other expense, net for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Interest income increased $1.9 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, due to increase in our accounts earning interest and increased interest rates. Interest expense increased $1.4 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, due to borrowing on our revolving credit facility and an increase in our financing obligations for leases for which we are considered the owners for accounting purposes. The decrease of $2.9 million in other expense, net for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2022		2023		2022		2023
Income tax provision	$797	0.8%	$1,782	1.5%	$2,159	0.7%	$4,720	1.3%
Income tax provision was $1.8 million for the three months ended October 31, 2023 compared to a provision of $0.8 million for the three months ended October 31, 2022, and resulted in an effective tax rate of (11.6)% and (3.6)%, respectively.
Income tax provision was $4.7 million for the nine months ended October 31, 2023 compared to a provision of $2.2 million for the nine months ended October 31, 2022, and resulted in an effective tax rate of (11.7)% and (2.8)%, respectively.
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
The following table reconciles non-GAAP operating income (loss) to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2022	2023	2022	2023
GAAP loss from operations	$(18,444)	$(12,906)	$(70,681)	$(36,327)
Adjustments
Amortization of intangible assets	7,068	16,952	21,129	31,101
Stock-based compensation expense	12,505	15,823	38,476	41,969
Acquisition-related expenses	186	211	2,070	634
Litigation expenses[1]	1,225	153	5,093	4,502
Restructuring and related charges	—	150	—	627
Total adjustments	20,984	33,289	66,768	78,833
Non-GAAP operating income (loss)	$2,540	$20,383	$(3,913)	$42,506
1Represents legal expenses related to the Antitrust Matters and a shareholder derivative lawsuit.

Liquidity and Capital Resources
As of October 31, 2023, we had $100.5 million in cash and cash equivalents, and an accumulated deficit of $354.4 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future.
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
On February 11, 2022, we entered into the Credit Facility of up to $50.0 million. We borrowed and repaid $20.0 million under the Credit Facility during the three months ended April 30, 2022 and borrowed $30.0 million during the three months ended October 31, 2022. We repaid $30.0 million under the Credit Facility during the nine months ended October 31, 2023. As of October 31, 2023, the Company had no amounts outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
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
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2023 and October 31, 2023, the redeemable non-controlling interest was $3.6 million and $3.2 million, respectively.
As part of our joint venture obligations, we made an additional cash capital contribution of $1.0 million to nCino K.K. during the third quarter of fiscal 2024.
Cash Flows
Summary Cash Flow information for the nine months ended October 31, 2022 and 2023 are set forth below:

	Nine Months Ended October 31,
($ in thousands)	2022	2023
Net cash provided by operating activities	$6,639	$49,137
Net cash used in investing activities	(13,776)	(5,939)
Net cash provided by (used in) financing activities	34,637	(24,031)

Net Cash Provided by Operating Activities
The $49.1 million provided by operating activities in the nine months ended October 31, 2023 reflects our net loss of $44.9 million and $0.8 million used in changes in working capital accounts, offset by $94.8 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, foreign currency losses related to intercompany loans and transactions, provision for deferred taxes and bad debt. Cash generated by working capital accounts was principally a function of an $35.5 million decrease in accounts receivable due to the timing of billings and collections from customers, a $3.4 million decrease in prepaid expenses and other assets, and a $1.2 million increase in accounts payable. The cash generated by working capital accounts was offset by a $23.8 million decrease in deferred revenue due to the timing of billings and revenue recognition and an $8.0 million decrease in accrued expenses and other current liabilities which includes payments of approximately $5.0 million for severance and other employee costs associated with the restructuring plan and changing commission payment plans from a quarterly basis to a monthly basis. Additional offsets were payments of $6.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, and a $3.1 million decrease in operating lease liabilities.
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
Net Cash Used in Investing Activities
The $5.9 million used in investing activities in the nine months ended October 31, 2023 was comprised of $3.1 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, $2.5 million for the purchase of preferred stock in Rich Data Co, and $0.4 million for the final cash considerations relating to an asset acquisition completed in August 2022. The $13.8 million used in investing activities in the nine months ended October 31, 2022 was comprised of $13.9 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $0.6 million for an asset acquisition completed in August 2022. The cash used in investing activities was partially offset by $0.7 million received for a net working capital adjustment from our SimpleNexus acquisition.
Net Cash Provided by (Used in) Financing Activities
The $24.0 million used in financing activities in the nine months ended October 31, 2023 was comprised principally of payments of $30.0 million on the Credit Facility and principal payments of $0.9 million on financing obligations. The cash used in financing activities was partially offset by $3.2 million of proceeds from the exercise of stock options, $2.7 million of proceeds from stock issuances under the employee stock purchase plan, and $1.0 million in proceeds from the non-controlling interest in our Japan joint venture. The $34.6 million provided by financing activities in the nine months ended October 31, 2022 was comprised principally of $50.0 million of proceeds from borrowings on the Credit Facility to expand our liquidity, $3.0 million of proceeds from the exercise of stock options, and $2.4 million of proceeds from stock issuances under the employee stock purchase plan. The cash provided by financing activities was partially reduced by payments of $20.0 million on the Credit Facility, principal payments of $0.5 million on financing obligations, and debt issuance costs of $0.4 million.
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
See Note 7 "Goodwill and Intangible Assets" for a change in estimate related to the useful life of the SimpleNexus trade name during the three months ended October 31, 2023. There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 28, 2023.
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
Interest Rate Risk
At October 31, 2023, we had cash, cash equivalents and restricted cash of $105.8 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the BSBY rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. At October 31, 2023, we had no amounts outstanding under the Credit Facility. See Note 11, "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at October 31, 2023, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at October 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended October 31, 2023, certain processes and controls were modified in connection with the migration of our subsidiary SimpleNexus, LLC (d/b/a nCino Mortgage, LLC) to our consolidated enterprise resource planning system. We do not believe that such modifications materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended October 31, 2023, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On October 6, 2023, Jeanette Sellers, Vice President of Accounting, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 9,496 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 15, 2024, or earlier if all transactions under the trading arrangement are completed.
On October 12, 2023, Pierre Naudé, Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 99,028 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 15, 2025, or earlier if all transactions under the trading arrangement are completed.
On October 13, 2023, Sean Desmond, Chief Customer Success Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 17,642 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 16, 2024, or earlier if all transactions under the trading arrangement are completed.
On October 13, 2023, April Rieger, Chief Legal & Compliance Officer and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 10,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 15, 2025, or earlier if all transactions under the trading arrangement are completed.

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

nCino, Inc.

Date: November 29, 2023	By:	/s/ Pierre Naudé
Pierre Naudé
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 29, 2023	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)