Form 10-K
period 2024-01-31
nCino, Inc.
filed 2024-03-26
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2023, which was the last business day of the registrant's most recently completed second fiscal quarter, as reported by The Nasdaq Global Select Market on such date, was $1.5 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 114,216,575 shares of the registrant's common stock outstanding as of March 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2024.

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
•general macroeconomic conditions, including inflation and higher interest rates and geopolitical uncertainties;
•economic and industry trends;
•projected growth or trend analysis;
•our relationship with Salesforce and our system integration ("SI") partners;
•seasonal sales fluctuations;
•our ability to add capacity and automation to our operations;
i

•our ability to attract and retain key personnel;
•our ability to successfully integrate and realize the benefits from acquisitions and other strategic transactions;
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
ii

PART I
Item 1. Business
Overview
Through its single software-as-a-service ("SaaS") platform, nCino helps financial institutions ("FI") serving corporate and commercial, small business, consumer, and mortgage customers modernize and more effectively onboard clients, open accounts, make loans and navigate the loan lifecycle, and effectively monitor and manage their portfolio. Transforming how FIs operate through innovation, reputation and speed, nCino is partnered with more than 1,800 customers globally. With the nCino Bank Operating System, FIs can:
•Digitally Serve Their Clients Across Lines of Business. The nCino Bank Operating System delivers distinctive experiences across devices, channels and products, enabling a seamless digital relationship between an FI, its employees, its clients and key third parties. Because nCino is a cloud native platform, employees can serve their customers anywhere, at any time, from any internet-enabled device, empowering them to build deeper relationships. For consumers who increasingly expect frictionless digital services, this ability is no longer a differentiator for FIs, but a necessity.
•Improve Efficiency. nCino customers leverage the platform’s capabilities to drive efficiency by eliminating cumbersome legacy systems, improving client satisfaction and retention, and digitally expanding their brand presence and reach. By connecting previously disjointed functions and breaking down internal silos, nCino increases transparency at all organizational levels across all lines of business, enabling FIs to measure their operations and maximize performance, productivity and profitability.
•Elevate Employee Experience and Performance. The nCino Bank Operating System’s automation, workflow and digitization capabilities help eliminate manual processes and redundant efforts, freeing an FI's employees to focus on their clients’ experiences rather than their transactions. In addition, our intelligent enterprise content management system includes a standardized filing system across applications, providing instant and ongoing access to digital documentation and checklists to help ensure that compliance and credit requirements are met. For example, client documents are associated with a unique identifier, eliminating the need for repeat document collection and duplicative data input, which means employees only have to ask for information once.
•Manage Risk and Compliance More Effectively. The nCino Bank Operating System can help FIs reduce regulatory, credit and operational risk through workflow and automation, data reporting, standardized risk rating calculations and financial modeling. For example, the content management, automated workflow and digital audit trail and snapshot functionality within the nCino Bank Operating System helps our customers more effectively and efficiently prepare for regulatory examinations. Because nCino is highly configurable, it can adjust as regulations and the FI's risk requirements evolve, including regulatory changes, economic headwinds, sharp pivots, and ongoing volatility.
•Establish an Active Data, Audit and Business Intelligence Hub. Key to the nCino Bank Operating System is infusing intelligence into every stage of the banking lifecycle. nCino provides FIs with innovative technology that helps them meet the challenges of today and tomorrow, including predictive artificial intelligence ("AI") applications like Commercial Pricing and Profitability and Automated Spreading. As a trusted partner, nCino continues to develop solutions powered by nCino IQ ("nIQ") that help FIs integrate predictive and generative AI capabilities when and where it matters most, across the banking lifecycle.
•Embrace the Power of Intelligent Automation and Uncover Data-Driven Insights. AI is rapidly changing the financial services industry. As AI creates new value streams within banking, nCino is simplifying FIs’ navigation through this transformative technology. nCino provides FIs with innovative technology that helps them meet the challenges of today and tomorrow, including predictive AI applications like Commercial Pricing and Profitability and Automated Spreading.

Our Journey
nCino was originally founded in a bank to improve that FI’s operations and client service. After realizing that the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce made it difficult to maintain relevancy in their clients' lives—were endemic across the financial services industry, nCino spun out as a separate company in late 2011. This heritage is the foundation of our deep banking domain expertise, which differentiates us, continues to drive our strategy, and makes us uniquely qualified to help FIs create new efficiencies by providing an end-to-end platform that spans business lines and combines capabilities for a seamless experience.
The nCino Bank Operating System was initially designed to help transform commercial and small business lending for community and regional banks. This solution was introduced to enterprise banks in the United States ("U.S.") in 2014, and then internationally in 2017, and has subsequently expanded across North America, Europe, the Middle East, and Asia-Pacific ("APAC"). Throughout this market expansion, we broadened the nCino Bank Operating System by adding functionality for consumer lending, client onboarding, deposit account opening, analytics and artificial intelligence and machine learning ("AI/ML"). On January 7, 2022 (the "Acquisition Date"), nCino acquired SimpleNexus, a leading cloud-based mobile-first homeownership software company in the U.S., which expanded the suite of products to include a suite of mortgage solutions. On September 8, 2023, SimpleNexus began operating as SimpleNexus, LLC d/b/a nCino Mortgage, LLC ("nCino Mortgage") as part of our rebranding effort.
In March 2024, we acquired DocFox, Inc. ("DocFox"), a leading solution provider automating onboarding experiences for commercial and business banking, for an aggregate purchase price of $75.0 million. See Note 20 "Subsequent Events" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
How the nCino Bank Operating System Works
The nCino Bank Operating System connects FIs' employees, their clients and third parties on a single, cloud-based platform, eliminating silos and bringing new levels of coordination and transparency to an FI. By utilizing a single platform across business lines, processes and channels, FIs are able to leverage the same data and information across their entire organization to drive efficiency, enhance decision-making, and increase connectivity.
As a native cloud platform that utilizes a single code base regardless of the size and complexity of the FI, the nCino Bank Operating System is highly scalable and configurable for the specific needs of each FI. Once implemented, our solution becomes deeply embedded in our customers’ business processes, enabling mission critical workflow across the FI and allowing our customers to serve their clients anytime, anywhere, from any internet-enabled device.
The nCino Bank Operating System also delivers data analytics and AI/ML capabilities through nIQ application suite to provide our customers with automation and insights into their operations, such as tools for analyzing, measuring and managing credit risk, as well as to improve their ability to comply with regulatory requirements.
Fundamental elements of the nCino platform are built on Salesforce (the "Salesforce Platform"), which allows the Company to focus product development efforts on building deep vertical functionality specifically for FIs, while leveraging Salesforce's global infrastructure, reliability, and scalability. nCino also has solutions that leverage the Amazon Web Services ("AWS") platform.
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
Benefits and Features of the nCino Bank Operating System
The nCino Bank Operating System leverages common data sets and functionality across applications, which optimizes and accelerates its deployment throughout a FI. These include:
•Client Onboarding. Built into the nCino Bank Operating System is client onboarding functionality that supports and automates the front, middle and back office onboarding process, allowing FIs to effectively evaluate the risk of doing business with a client, while also providing clients an efficient and personalized user experience. Clients are able to upload documents directly into the nCino Bank Operating System, complete identity verification and provide information about themselves and their business, offering a level of transparency to the FI that enables regulatory compliance, such as Know-Your-Customer (“KYC”). With enhanced onboarding reporting tools, FIs can generate customized reports and use real-time analytics and data from government watchlists and other third-party systems to achieve a holistic client view, enabling our customers to offer their clients more value-added services and custom-tailored offerings.
•Deposit Account Opening. The nCino Bank Operating System’s deposit account opening application optimizes the process for opening checking, savings, debit/ATM cards, money market, certificates of deposit and retirement accounts. FIs can utilize nCino’s intuitive, scalable and flexible workflow to efficiently open consumer, commercial or small business accounts while maintaining individual account processes and requirements. Seamlessly embedded within the account opening experience, the nCino Bank Operating System provides the new client onboarding capability to collect KYC related information to meet compliance standards. The deposit account opening application allows clients to open a deposit account digitally, across any device, in a branch or through a call center, with speed and flexibility.
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
•End-to-End Mortgage Suite. nCino’s Mortgage Suite increases an FI's mortgage profitability by automating loan processing and closing, delivering modern customer convenience, surfacing data insights, and simplifying incentive compensation management. As a leading provider of digital mortgage technology within the U.S. market, nCino’s Mortgage Suite helps financial institutions in the U.S. streamline their borrower journey, improve stakeholder collaboration, seamlessly connect lender system tools, and enhance efficiency in operations – all so lenders can increase mortgage profitability and provide their customers an exceptional user experience.
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

•A Powerful Ecosystem. By harnessing the power of diverse partners and leveraging open application programming interfaces and productized integrations, the nCino Bank Operating System creates a connected and scalable ecosystem that brings together disparate data sources and systems, acting as a data hub that integrates with core systems, credit reporting agencies and other third-party applications to centralize an FI’s data, creating an actionable single data platform and warehouse. In addition, we work with some of the world’s leading technology and SI partners to help implement our solution, which has increased our capacity to deliver and deploy the nCino Bank Operating System and enabled us to scale more quickly.
Our Customers
As critical and attractive as our innovation platform is, it is our proven execution and delivery that makes nCino an ideal partner to FIs. Working closely with our customers, we take a pragmatic approach to helping institutions digitally transform.
As a pioneer in cloud banking, we have developed trusted relationships and a reputation for successfully implementing our solutions with FIs of all sizes in multiple geographies. Our diverse customer base ranges from global FIs, such as Bank of America, Barclays, Santander, and TD Bank; to enterprise banks, such as Truist Bank and U.S. Bank; to regional and community banks, like WaFd Bank, M&F Bank, and ConnectOne Bank; to credit unions, such as Navy Federal Credit Union, SAFE Credit Union, Marine Credit Union, and Conexus Credit Union; to new market entrants, such as challenger banks like Recognise Bank and Judo Bank; to independent mortgage banks like Synergy One Lending and Fairway Independent Mortgage Corporation. These companies represent a cross-section of FIs across asset classes and geographies and each of these customers represent a substantial level of Annual Contract Value ("ACV") in its respective category.
As of January 31, 2024, we had 460 FIs that have contracted for the nCino Bank Operating System for client onboarding, loan origination and/or deposit account opening. In addition, we have over 1,000 FIs that have contracted for our Portfolio Analytics solutions, which we acquired with the nCino Portfolio Analytics, LLC (formerly, Visible Equity, LLC, "Visible Equity") acquisition in fiscal 2020, and over 430 customers that have contracted for nCino Mortgage Suite. In total, we had over 1,800 customers as of January 31, 2024, of which 501 each generated more than $100,000 in subscription revenues in fiscal 2024. No single customer represented more than 10% of total revenues in fiscal 2024.
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
•Expand Our Customer Base. We believe the global market for a single platform is large and underserved. With FIs needing to replace legacy point products with modern technology and increased consumer demand for digital services, we believe there is a significant opportunity to deliver our solutions and expand our customer base to FIs of all sizes and complexities around the world. Currently deployed in 19 countries, we have made significant investments to expand our presence in EMEA and APAC, and the nCino Bank Operating System can currently support over 120 languages and over 140 currencies. We promote sales in North America out of our offices in the U.S. and Canada, in APAC out of our offices in Australia, New Zealand, and Japan, and in EMEA out of our offices in the UK and Spain.
•Continue Strengthening and Extending Our Product Functionality. We invested 24.6% of our revenues back into research and development in fiscal 2024 and will continue to invest at similar levels in fiscal 2025 to continue to extend the breadth and depth of the nCino Bank Operating System. Additionally, we plan to continue to develop our portfolio analytics and credit modeling capabilities, as well as our AI/ML capabilities through automation, predictive analytics, digital assistant services and data source integration. These innovations will further reduce the human resources required for routine but time-consuming tasks.
•Foster and Grow Our SI and Technology Ecosystem. We have developed strong relationships with several leading SIs, including Accenture, Deloitte, PwC, and West Monroe Partners, that increase our capacity to onboard new customers and implement the nCino Bank Operating System, extend our global reach and drive increased market awareness. To date, over 3,500 SI consultants have completed our training program to implement the nCino Bank Operating System. Through the open architecture of the nCino Bank Operating System, an increasing number of third-party technology partners, including Rich Data Co, Alloy, Codat, Plaid, and DocuSign, among others, are integrated with our solution.
•Selectively Pursue Strategic Transactions. In addition to developing our solutions organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions. We expect these transactions to focus on innovation to help strengthen and expand the functionality and features of our solutions and/or expand our global presence. For example, in fiscal 2020, we acquired nCino Portfolio Analytics, LLC (formerly Visible Equity) and FinSuite Pty Ltd ("FinSuite") as part of our strategy to build out our nIQ capabilities, and we established our nCino K.K. joint venture to facilitate our entry into the Japanese market. Additionally, in January 2022, we completed our acquisition of SimpleNexus, which expanded our capabilities to the U.S. point-of-sale mortgage market.
Our Relationship with Salesforce
From our inception, we built the nCino Bank Operating System on the Salesforce Platform to leverage its global infrastructure, reliability, and scalability. This strategy has allowed us to benefit from Salesforce’s investment in the continual improvement of the Salesforce Platform. We believe we have a mutually beneficial strategic relationship with Salesforce.
Pursuant to our agreement with Salesforce, when we sell our client onboarding, loan origination, and/or deposit account opening applications, we include a subscription to the underlying Salesforce Platform and remit a subscription fee to Salesforce. In exchange, Salesforce provides the hosting infrastructure and data center for these applications, as well as configuration, reporting, and other functionality within the Salesforce Platform. In addition, under our agreement with Salesforce, we are an authorized reseller of Salesforce’s CRM functionality to certain FIs in the U.S. Our original agreement with Salesforce was entered into in December 2011, which was superseded and replaced on June 19, 2020. On December 20, 2023, our agreement with Salesforce was amended and its term was extended to expire on January 31, 2031 unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement. Our agreement with Salesforce automatically renews for additional one-year periods thereafter unless notice of termination is provided.
Global Revenue Organization
Our Global Revenue Organization includes business development representatives, account executives, field sales engineers, and marketing. These teams are responsible for demand and lead generation, driving new business, and helping to manage account relationships and renewals, further driving adoption of our solutions within and across lines of business. These teams maintain close relationships with existing customers and act as an advisor to each FI to help identify and understand their unique needs, challenges, goals, and opportunities.
In addition, our marketing team oversees all aspects of the nCino global brand including brand strategy, public relations and external communications, integrated marketing, product marketing, market strategy, marketing operations, and regional marketing. Our marketing efforts span the full buyer journey from brand awareness and pipeline generation to adoption and cross-sell.
Customer Success
Once a customer contracts for the nCino Bank Operating System, we provide configuration and implementation services to assist the customer in the deployment, either directly or through our SI partners. Configuration and implementation engagements typically range in duration from three months to 18 months, depending on the scope. For enterprise FIs, we generally work with SIs such as Accenture, Deloitte, and PwC. For regional FIs, we work with SIs such as West Monroe Partners, and for community banks, we work with SIs or perform configuration and implementation ourselves. When we work with SIs, we generally field a small team of advisory consultants alongside the SIs to help ensure the success of the engagement.
We support our customers with 24/7 access to engineers and other technical support personnel, outcome-based support offerings, release management, managed services, and technical support via online chat. To help our customers achieve success with the nCino Bank Operating System, we offer in-depth change management workshops, classroom and virtual end user and administrator training, consultative functionality adoption services, and best practices. The nCino Customer Success

Management team is the customer’s central touch point, whose primary job is to manage the long-term health and success of each customer.
A significant majority of our FI customers, whose employees utilize our client onboarding, loan origination, and/or deposit account opening applications, have joined our online nCino User Community. In the nCino User Community, users can access product guides, technical documents and support articles, engage and share best practices with other users and nCino subject matter experts through a variety of general and solution-focused discussion groups, suggest and vote for future product development ideas, and access training videos, materials and product certifications.
Research and Development
Our research and development organization is responsible for the design, development, and testing of our solutions.
We utilize industry best practices, such as continuous integration/continuous deployment, automated testing and distributed version control, to develop new functionality and enhance our existing solutions. We provide opportunities for innovation through hackathons and new technology pilots, and we encourage customers to participate in our Product Design Programs to provide us with input on our product development roadmap. Our research and development spend was $117.3 million or 24.6% of total revenues in fiscal 2024.
Competition
Historically, the primary competition for the nCino Bank Operating System has been point solution vendors and systems developed internally by FIs. We believe our ability to provide client onboarding, loan origination, deposit account opening, analytics, portfolio management, and AI/ML on a single platform across lines of business, our deep banking domain expertise, our mortgage suite, our reputation for high-quality professional services and customer support, and our strong company culture, distinguish us from our competition. We believe our success in growing our business will depend on our ability to demonstrate to FIs that our solutions provide superior business outcomes and value to those of third-party vendors or internally developed systems. In this regard, we are likely to be assessed on a number of factors, including:
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

We believe we compete favorably with respect to these factors, but we expect competition to increase as existing competitors evolve their offerings and as new companies enter the market. Our ability to remain competitive will depend on our ongoing efforts in research and development, sales and marketing, professional services, customer support, and our business operations generally. For additional information, see the section titled “Risk Factors—The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and results of operations.”
Intellectual Property
Our success depends in part on our ability to protect our core technology and innovations. We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We seek patent protection for certain key innovations, protocols, processes, and other inventions. We pursue the registration of our trademarks, service marks, and domain names in the U.S. and in certain other locations. These laws, procedures and restrictions provide only limited protection and the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and still evolving. Furthermore, effective patent, trademark, copyright, and trade secret protection may not be available in every country in which our products are available.
As of January 31, 2024, we had 12 issued U.S. patents as well as one patent application pending in the U.S. We file patent applications where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business.
Human Capital Management
We are in the business of fundamentally changing the way FIs operate. To transform an industry, we believe it is essential to foster a company culture that not only empowers its employees to challenge the status quo, but also emboldens them to drive change and champion customer success.
Culture is a key differentiator; our position as the worldwide leader in cloud banking depends on the people who work at nCino. For these reasons, we have built our company with a cultural foundation based on six core values: Bring Your A-Game, Do the Right Thing, Respect Each Other, Make Someone’s Day, Have Fun and Be a Winner. We believe our culture is the foundation for the successful execution of our strategy and, as a result, is a critical strength of our organization. In recognition of our continued focus on employee engagement, satisfaction and culture, we have received numerous workplace awards.
As of January 31, 2024, we had 1,653 employees, of which approximately 84% were in the U.S. and 16% were in other locations around the globe. We believe our employee engagement and experience remain strong.
Diversity, Equity, Inclusion, and Community
As a global company whose employees represent a wide variety of identities across race, ethnicity, gender, sexual orientation, ability and disability, class, immigration status and so much more; we know diverse identities, experiences and perspectives make for stronger teams. We believe we can't realize our full strength unless we work collectively to acknowledge, respect, empathize with and appreciate each other's differences. To ensure that nCino remains rooted in our commitment to build a diverse, equitable and inclusive workforce, our talent acquisition strategy includes relationships with diverse professional organizations and minority colleges and universities.
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

In 2021, nCino hired a full-time Diversity, Equity, Inclusion and Community Involvement leader to champion these initiatives and programs, with support and oversight from nCino’s CEO and People Operations leadership. As a result, nCino has been able to support many causes and initiatives in the community, such as sponsoring the local Martin Luther King, Jr. march, volunteering with veterans’ organizations that aid military personnel in their transition back to civilian life, and being a premier sponsor of an all-girls middle/high school that focuses primarily on STEM education.
In 2021, we also announced two long-term partnerships in Wilmington, North Carolina, where nCino’s headquarters is located. The first was a sponsorship with The City of Wilmington and the Wilmington Hammerheads Youth Soccer Club to help fund a new sports complex, which will help make sports more accessible to youth in the Wilmington community. The second was a partnership with the Food Bank of Central & Eastern North Carolina. We committed to a donation over a five-year period to support the development of the nCino Hunger Solutions Center, a new facility in Wilmington that is helping the organization expand its food relief efforts and ensure substantial growth in its nutrition services, food access and distribution throughout southeastern North Carolina.
These are just some of the activities achieved through nCino's philanthropic and community service team, nVolve. Through nVolve, nCino prioritizes giving back to our communities and volunteering time by providing all global employees paid volunteer days separate from regular leave or holidays to support organizations and causes that are important to them.
Total Reward, Well-being & Employee Experience
nCino believes that productivity is driven by employees who are actively engaged, both by their connection to our purpose and their certainty that the company cares about their well-being. We therefore invest in their financial, social and physical wellness, as well as the communities in which they work.
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
•We have a history of losses and while we have achieved profitability in a quarterly period, we may not be able to achieve or sustain profitability on a generally accepted accounting principles in the United States of America ("GAAP") basis in the future.
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
•Our increased focus on the development and use of artificial intelligence and machine learning technologies in our solutions and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
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
•We are presently subject to a purported stockholder derivative lawsuit alleging violation of fiduciary duties with the series of mergers in which we became the parent of nCino OpCo and SimpleNexus. The court dismissed these claims and that decision is currently under appeal. This matter or future litigation against us could adversely affect our operations and prospects, damage our reputation, and be costly and time consuming to defend.
Risks Relating to Our Business and Industry
We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
All of our revenues are derived from FIs whose industry has experienced significant pressure in recent years due to economic uncertainty, fluctuating interest rates, liquidity concerns and increased regulation. In the past, FIs have experienced consolidation, distress and failure, including in March 2023 when the FDIC took control of Silicon Valley Bank and Signature Bank due to liquidity concerns and a number of other FIs experienced turbulence and a precipitous decline in market value. It is possible these conditions may persist, deteriorate or reoccur. If as a result of these or other factors any of our customers merge with or are acquired by other entities, such as FIs that have internally developed banking technology solutions or that are not our customers or use our solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our solutions. It is also possible that the larger FIs that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn or prolonged disruption in the financial services industry may cause our customers to reduce their spending on technology or cloud-based banking applications or to seek to terminate or renegotiate their contracts with us. Moreover, economic fluctuations caused by factors such as the U.S. Federal Reserve changing interest rates may cause potential new customers and existing customers to forego or delay purchasing our solutions or reduce the amount of spend with us, which would materially and adversely affect our business.
We have a limited operating history at the current scale of our business, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
As a result of our limited operating history at the current scale of our business, our ability to forecast our future operating results, including revenues, cash flows, and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Annual Report on Form 10-K and others we may not be able to presently identify. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.
We have a history of losses and while we have achieved profitability in a quarterly period, we may not be able to achieve or sustain profitability on a GAAP basis in the future.
We began operations in late 2011 and have experienced net losses since inception. We generated net losses attributable to nCino of $49.4 million, $102.7 million, and $42.3 million for the fiscal years ended January 31, 2022, 2023, and 2024, respectively. Our net loss includes the results of operations of SimpleNexus from the date of acquisition on January 7, 2022. We had an accumulated deficit of $352.8 million at January 31, 2024. While we have been profitable on a GAAP basis for a quarter, we may not be able to maintain or increase our level of profitability. We intend to continue to support further growth and extend the functionality of our solutions in future periods. We will also face increased costs associated with growth and the expansion of our customer base and have seen increased costs in being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect, depending on a number of factors, to continue to incur losses on a GAAP basis as we continue to invest in product development, and we cannot predict whether or when we will achieve or sustain profitability on a GAAP basis. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
If the market for cloud-based banking technology develops more slowly than we expect or changes in a way that we fail to anticipate or we fail to market our solutions effectively, our sales would suffer and our results of operations would be adversely affected.
Use of, and reliance on, cloud-based banking technology continues to evolve and we do not know whether FIs will continue to adopt cloud-based banking technology such as the nCino Bank Operating System in the future, or whether the market will change in ways we do not anticipate. Many FIs have invested substantial personnel and financial resources in legacy software, and these FIs may be reluctant, unwilling, or unable to convert from their existing systems to our solutions. Furthermore, these FIs may be reluctant, unwilling, or unable to use cloud-based banking technology due to various concerns, such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause FIs to choose not to adopt cloud-based banking technology such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional applications and functionality to our current and prospective customers. As we create new applications and enhance our existing solutions, these applications and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts and if customers choose not to adopt this functionality, our business and results of operations could suffer. If FIs are unwilling or unable to transition from their legacy systems, or if the demand for our solutions does not meet our expectations, our results of operations and financial condition will be adversely affected.
We may not be able to sustain our revenue growth rate in the future.
Our revenues increased from $273.9 million for fiscal 2022 to $408.3 million for fiscal 2023 to $476.5 million for fiscal 2024. Our revenues include the revenues of SimpleNexus from the date of acquisition on January 7, 2022. However, we may not be able to sustain revenue growth consistent with our recent history, if at all. Our revenue growth in recent periods may not be indicative of our future performance. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solutions, our ability to successfully sell and implement new applications, such as our retail applications, increasing competition, decreasing growth of our overall market, our inability to attract and retain a sufficient number of FI customers, concerns over data security, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, our business could be adversely affected, the price of our common stock could decline or otherwise be volatile and it may be difficult for us to achieve and maintain profitability.
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
Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew for fewer users or on less favorable pricing terms. The average initial term of our customer agreements is three to five years for the nCino Bank Operating System and one to three years for nCino Mortgage. We have a limited operating history at the current scale of our business with respect to rates of customer subscription renewals and cannot be certain of how actual renewal rates will compare to what we anticipate. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our solutions or their ability to continue their operations or spending levels. If our customers do not renew their subscriptions for our solutions on similar pricing terms, our revenues may decline and our business could suffer.
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
Our business faces significant risks from diverse security threats. A breach of our security measures or those we rely on could result in unauthorized access to customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
Certain elements of our solutions, particularly our analytics applications, process and store personally identifiable information (“PII”) such as banking and personal information of our customers’ clients, and we may also have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop or acquire additional functionality, such as nCino Mortgage, we may gain greater access to PII. We maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems. However, we and our third party service providers, frequently defend against and respond to data security incidents. We cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, our products are flexible and complex software solutions and there is a risk that configurations of, or defects in, our solutions or errors in implementation could create vulnerabilities to security breaches. There may be continued unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their clients that may disrupt our or our customers’ operations. In addition, because we leverage third-party providers, including cloud, software, data center, and other critical technology vendors to deliver our solutions to our customers and their clients, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider’s software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our solutions.
Cyberattacks and other malicious internet-based activity, including increased threats from the use of artificial intelligence, continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse, and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or solutions are compromised, we could suffer substantial harm. A security breach could result in operational disruptions, loss, compromise or corruption of customer or client data or data we rely on to provide our solutions, including our analytics initiatives and offerings that impair our ability to provide our solutions and meet our customers’ requirements resulting in decreased revenues and otherwise materially negatively impacting our financial results. Also, our reputation could suffer irreparable harm, causing our current and prospective customers to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations.
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
As cyber threats have evolved and continue to evolve, vulnerabilities in our solutions and information technology systems have been and will in the future be detected, and we expect to expend additional resources to continue to modify or enhance our layers of defense to remediate such vulnerabilities. System enhancements and updates create risks associated with implementing new systems and integrating them with existing ones, including risks associated with the effectiveness of our, our customers' and our third-party providers' software development lifecycles. Due to the complexity and interconnectedness of our systems and solutions, the process of enhancing our layers of defense, including addressing hardware-based vulnerabilities, can itself create a risk of systems disruptions and security issues. Customer utilization of older versions of our solutions can increase the risk and complexity of security vulnerabilities and the resources and time required to address them.
Fundamental elements of the nCino Bank Operating System are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide this solution to our customers.
Fundamental elements of the nCino Bank Operating System, including our client onboarding, loan origination, and deposit account opening applications, are built on the Salesforce Platform and we rely on our agreement with Salesforce to use the Salesforce Platform in conjunction with this solution, including for hosting infrastructure and data center operations. Any termination of our relationship with Salesforce would result in a materially adverse impact on our business model.
Our agreement with Salesforce expires on January 31, 2031, unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement, and automatically renews for additional one-year periods thereafter unless notice of non-renewal is provided. If we are unable to renew our agreement with Salesforce, there would be, absent a termination for cause, a wind-down period during which existing customers would be able to continue using the nCino Bank Operating System in conjunction with the Salesforce Platform, but we would be unable to provide this solution to new customers and could be limited in our ability to allow current customers to add additional users. In addition, if we are unable to renew our agreement with Salesforce, our customers would need to obtain a separate subscription from Salesforce in order to access the nCino Bank Operating System. This could cause a significant delay in the time required to enter into agreements with customers, place us and our customers at a disadvantage in negotiating with Salesforce, and lead customers not to renew or enter into agreements with us. We also cannot assure you that the pricing or other terms in any renewal with Salesforce would be favorable to us, and if they are not, our business and operating results may be materially and adversely affected.
In addition, Salesforce has the right to terminate their agreement with us in certain circumstances, including in the event of a material breach by us. If Salesforce terminates our agreement for cause, it would not be required to provide the wind-down period described above. We are also required to indemnify Salesforce for claims made against Salesforce by a third party alleging that the nCino Bank Operating System infringes the intellectual property rights of such third party.
An expiration or termination of our agreement with Salesforce would cause us to incur significant time and expense to acquire rights to, or develop, a replacement solution and we may not be successful in these efforts, which could cause the nCino Bank Operating System to become obsolete. Even if we were to successfully acquire or develop a replacement solution, some customers may decide not to adopt such solution and may, as a result, decide to use a different product. If we were unsuccessful in acquiring or developing a replacement solution or acquire or develop a replacement solution that our customers do not adopt, our business, results of operations, and brand would be materially and adversely affected.
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
Personal privacy, information security, and data protection are significant issues in the U.S., the European Union (“EU”), the United Kingdom ("UK") and a number of other jurisdictions where we offer our solutions. The regulatory framework governing the collection, processing, storage, and use of certain information, particularly financial and other PII, is rapidly evolving. Any failure or perceived failure by us to comply with applicable privacy, security, or data protection laws, regulations, or industry standards may materially and adversely affect our business and results of operations.
We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the U.S., the EU, and other jurisdictions in which we operate. For instance, the California Consumer Privacy Act (the "CCPA") became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, receive detailed information about how their personal information is used and shared by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined), and provide such consumers rights to opt-out of certain sales of personal information. The CCPA provides for potential civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The California Privacy Rights Act (the "CPRA"), which expands the CCPA, passed in November 2020 and went into effect on January 1, 2023, potentially requiring still to be determined additional compliance investment and potential business process changes. Among other things, the CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. If passed, such laws will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging.
Privacy and cybersecurity laws continue to evolve to impose ever stricter standards for the collection, use, dissemination and security of personally identifiable information, including financial information. Actual, potential, or perceived violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies and processing of personal data, as well as civil claims including class actions, reputational damage and ongoing compliance costs, any of which could harm our business, results of operations and financial condition. Moreover, federal, and state regulation around artificial intelligence may be expected in the near future, including developments in response to the recent Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence issued on October 30, 2023.
Similarly, the European Economic Area (the "EEA") (comprised of the EU Member States and Iceland, Liechtenstein and Norway) adopted the General Data Protection Regulation (2016/679) (the "EU GDPR") in May 2018 and the UK implemented the EU GDPR by virtue of section 3 of the European Union (Withdrawal) Act 2018 which sits alongside the UK Data Protection Act 2018 (known as the "UK GDPR", and together with the "EU GDPR", the "GDPR"). The GDPR has a direct effect where an entity is established in the EEA or the UK and has extra-territorial effect where an entity established outside of the EEA or UK processes personal data in relation to the offering of goods or services to individuals in the EEA and/or the UK or the monitoring of their behavior. The GDPR imposes a number of obligations on controllers, including, among others: (i) accountability and transparency requirements which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) enhanced requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a useable format and erasing personal data in certain circumstances and the right not to be subject to solely automated decision-making; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and affected individuals, where the personal data breach is likely to result in a high risk to their rights and freedoms. Processors are required to notify the controller without undue delay after becoming aware of a personal data breach.
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism in accordance with the EU GDPR has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the Court of Justice of the European Union (the "CJEU") in its Schrems II ruling invalidated the EU-U.S. Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA to the U.S., with immediate effect. The CJEU upheld the validity of standard contractual clauses ("SCCs") as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment ("TIA") which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. The EU and U.S. governments have recently advanced the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, but it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer mechanism to replace the EU-US Privacy Shield framework. The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK does not consider adequate. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner's Office ("ICO") has also published its own version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge ("UK Adequacy Regulations"). Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF. This may have implications for our cross-border data flows and may result in additional compliance costs.
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
From a cybersecurity perspective, the GDPR does not provide for a specific set of cybersecurity requirements or measures to be implemented, but rather requires a controller or processor to implement appropriate cyber and data security measures in accordance with the then-current risk, the state of the art, the costs of implementation and the nature, scope, context and purposes of the processing. The GDPR however does explicitly require that controllers notify personal data breaches as described above.
On January 17, 2023, the EU Network and Information Systems Security 2 Directive (“NISD2”) entered into force and will take full effect following implementation into EU Member State law (i.e., by October 17, 2024). Under the NISD2, more stringent cybersecurity and incident reporting requirements are imposed on ‘essential’ and ‘important’ entities, which include information and communication technology (“ICT”) managed service providers.
NISD2 states that any maximum fine which national implementing law provides for should at least be set at €10 million or 2% of total worldwide turnover, whichever is higher, where essential entities are concerned. Other sanctions may include (i) a temporary suspension to provide services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NISD2 also provides that senior members of staff can be held personally liable, and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level.
On January 16, 2023, the EU Digital Operational Resilience Act (“DORA”) entered into force and will apply from January 17, 2025. DORA imposes regulatory obligations to reinforce the digital operational resilience of entities operating in the financial services industry, and to adequately manage and remediate risks related to the engagement of ICT third-party service providers. DORA only imposes direct regulatory obligations on ICT third-party service providers that are considered ‘critical’ within the meaning of DORA. Non-critical ICT third-party service providers are only indirectly impacted by DORA, by virtue of the mandatory contractual terms that DORA requires financial entities to implement with ICT third-party service providers.
DORA does not provide for minimum or maximum monetary sanctions but empowers EU Member State competent authorities to enforce DORA and determine the appropriate sanction on the basis of the factors set out in DORA, including the gravity and duration of the infringement. Sanctions may be administrative or criminal in nature, and DORA also provides that individual members of the management body can be held personally liable for any non-compliance.
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
Any failure or perceived failure by us, or any third parties with which we do business, to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources, or the incurrence of fines, penalties, or other liabilities. There is also a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of personal data, potentially resulting in us facing harms similar to those described above. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business and results of operations.
Because we recognize subscription revenues over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.
We generally recognize subscription revenues ratably over the terms of our customer contracts. Most of the subscription revenues we report each quarter are derived from the recognition of deferred revenue relating to subscriptions activated in previous quarters. Consequently, a reduction in activated subscriptions in any single quarter may only have a small impact on our subscription revenues for that quarter. However, such a decline will negatively affect our subscription revenues in future quarters. Accordingly, the effect of significant downturns in sales or market acceptance of our solutions may not be apparent in our current-quarter revenues or reflected in our results of operations until future periods.
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
Our increased focus on the development and use of artificial intelligence and machine learning technologies in our solutions and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
We envision a future where artificial intelligence and machine learning is embedded throughout nCino’s platform to help our customers maximize their productivity. We have incorporated and may continue to incorporate AI/ML solutions and features into our solutions, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to properly implement or market our AI/ML solutions and features. Our competitors may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI/ML solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. The legal, regulatory, and policy environments around AI/ML are evolving rapidly, and we may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. For example, in the EU/UK, laws and regulation regarding AI are developing at a fast pace. On March 13, 2024 the EU adopted its standalone law to govern the offering and use of AI systems in the EU (the "AI Act") and the UK intends to regulate AI via a sector-specific, principle-centered approach.

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
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions, and other assets. For example, in March 2024 we announced our acquisition of DocFox and in fiscal 2022, we acquired SimpleNexus, our largest acquisition to date. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. For instance, we incurred significant costs in connection with the SimpleNexus acquisition. In addition, nCino has limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring additional businesses we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
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
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our solutions address. As a provider of technology to FIs, we have been, and expect to continue to be, examined on a periodic basis by various regulatory agencies and may be required to review certain of our suppliers and partners. In addition, while much of our operations are not directly subject to the same regulations applicable to FIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. For example, as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act ("GLBA") related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to FIs. The GLBA includes limitations on FI's disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requiring FIs to limit the use and further disclosure of nonpublic personal information to nonaffiliated third parties and requiring FIs to safeguard nonpublic personal information. Banking regulations for information security and breach notification also impose obligations on us due to our relationships with customers that increase our information security obligations and customers may impose additional information security standards upon us, such as those relating to the New York Department of Financial Services Cybersecurity Regulation. Matters subject to review and examination by federal and state FI regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our solutions. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we have to make changes to our internal processes and solutions as result of these regulations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
We are presently subject to a purported stockholder derivative lawsuit alleging violation of fiduciary duties with the series of mergers in which we became the parent of nCino OpCo and SimpleNexus. The court dismissed these claims and that decision is currently under appeal. We may, in the future, become subject, from time to time, to other legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. Legal proceedings might result in damages and harm to our operations and prospects, reputational damage, substantial costs, and may divert management’s attention and resources, which might adversely impact our business, overall financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock.
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
Since our inception, our business has grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems, and other significant changes and additional complexities. Our revenues increased from $273.9 million for fiscal 2022 to $408.3 million for fiscal 2023 to $476.5 million for fiscal 2024. Our revenues include the revenues of SimpleNexus from the date of acquisition on January 7, 2022. Our total number of employees increased from 436 as of January 31, 2018 to 1,653 as of January 31, 2024. Managing and sustaining a growing workforce and customer base geographically-dispersed in the U.S. and internationally requires substantial management effort, infrastructure, and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We also have to expand and enhance the capabilities of our sales, relationship management, implementation, customer service, research and development, and other personnel to support our growth and continue to achieve high levels of customer service and satisfaction. Our success depends on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of customer service, our reputation, as well as our business and results of operations, could be materially and adversely affected.
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
For the fiscal years ended January 31, 2022, 2023, and 2024, sales to customers outside the U.S. accounted for 15.9%, 15.1% and 18.7%, respectively, of our total revenues. Our revenues include the revenues of SimpleNexus from the date of acquisition on January 7, 2022. A key element of our growth strategy is to further expand our international operations and worldwide customer base. We have expended significant resources to build out our sales and professional services organizations outside of the U.S. and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the U.S. may not be relevant to our ability to expand in any international market.
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
As of January 31, 2024, we had 12 issued patents and one patent application pending relating to the nCino Bank Operating System in the U.S. We cannot assure you that any patents will issue from any patent applications, that patents that may be issued from such applications will give us the protection we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “nCino” name and logo in the U.S. and certain other countries and we have registrations and/or pending applications for additional marks including “nIQ” in the U.S. and certain other countries. However, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available. We also rely on confidentiality agreements, consulting agreements, work-for-hire agreements, and invention assignment agreements with our employees, consultants, and others.
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
We have funded our operations since inception primarily through equity financings and receipts generated from customers. During our fiscal year 2023, we supplemented our liquidity with a revolving credit facility of up to $50.0 million (the "Credit Facility"). As of January 31, 2024, we had no amounts outstanding under our Credit Facility. In March 2024, we amended our Credit Facility and increased our borrowing availability to $100.0 million. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations. If we incur debt, including under the revolving line of credit, the lenders would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, and we may be unable to service or repay the debt. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.
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
Based on the total number of shares of our common stock outstanding as of January 31, 2024, entities affiliated with Insight Partners (“Insight Partners”) holds approximately 34% of our total outstanding common stock. As a result, Insight Partners has the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, the approval of mergers, or other changes of corporate control, any of which may be in opposition to the best interests of our other stockholders and may adversely impact our results of operations and the value of our common stock. Sales of our common stock by Insight Partners could have an immediate and substantial adverse effect on the value of our common stock.
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
Future securities issuances could result in significant dilution to our existing stockholders and impair the market price of our common stock.
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
Our overall performance depends on economic conditions, which may be challenging at various times in the future. Financial developments, monetary and other developments seemingly unrelated to us or our industry may adversely affect us. For example, the higher interest rate environment in the U.S., undertaken as a means to manage inflation, has had an impact on the real estate market in the U.S. and specifically, the demand for mortgage and mortgage-related products and services, which has had a negative impact on our nCino Mortgage business and may continue to adversely impact that business to the extent the higher interest rate environment persists.
Moreover, domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty, including uncertainty as a result of geopolitical events such as the conflicts in and around Ukraine, the Middle East and other parts of the world. We cannot predict the timing, strength, or duration of the current or any future potential economic slowdown in the U.S. or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our results of operations.
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
As a public company, we have incurred and will continue to incur substantial legal, accounting, and other expenses. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the rules and regulations of The Nasdaq Global Select Market. As part of these requirements, we established and maintain effective disclosure and financial controls and make changes to our corporate governance practices. Compliance with these requirements has and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming.
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
On February 11, 2022, we entered into Credit Agreement by and among the Company, nCino OpCo, Inc., certain subsidiaries of the Company as guarantors, and Bank of America, N.A. as lender, as amended by that certain First Amendment, dated February 9, 2024, pursuant to which we received access to a revolving Credit Facility of up to $50.0 million. As of January 31, 2024, we had no amounts outstanding under our Credit Facility. In March 2024, we amended our Credit Facility and increased our borrowing availability to $100.0 million. The Credit Facility contains affirmative and restrictive covenants that limit our operating ability including to, among other things, dispose of assets, merge with other companies, incur additional indebtedness and liens, engage in new businesses, acquire certain other companies and modify organizational documents. In addition, the Credit Facility is secured by substantially all of our personal property, and the Credit Facility requires us to satisfy certain covenants, including maintaining certain senior secured leverage and interest coverage ratios under the Credit Facility. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in our Credit Facility would adversely affect our business. Further, at any time, if we violate the terms of the Credit Facility or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
nCino’s Enterprise Risk Management Program includes a cybersecurity risk management process and a formal Information Security Management System ("ISMS") as foundational components of the program. We routinely assess risks that could affect the organization's ability to meet its business objectives and provide reliable services to our customers. nCino’s Chief Information Security Officer ("CISO") is responsible for identifying, assessing, and managing material cybersecurity risks. nCino’s CISO brings over 25 years of experience in security and risk management to the company and takes the lead on reporting risk to senior management and nCino’s Board of Directors.
nCino conducts annual cybersecurity risk and threat assessments which include detailed control analyses for measuring both inherent and residual risk factors. These assessments are performed by nCino Information Security as part of the ISO27001 ISMS requirements. Our annual risk assessment is performed by using the nCino ISO27001 risk assessment as a basis for risk identification, with additional assessments to address risks that threaten the achievement of the control objectives as appropriate. Threats to security, confidentiality, and availability are identified and assessed as part of our annual and routine risk assessments.
nCino’s CISO reports cyber security risk assessment results at Disclosure Committee Meetings, Board and Audit Committee Meetings, and executive subcommittees specializing in cyber security risk management (Risk Information Security Committee). nCino maintains a documented process for when and by whom senior management is informed of a cybersecurity incident and when such information will be reported to affected parties. These processes are detailed within our Incident Response Plan which is regularly reviewed and updated by the information security team.
Item 2. Properties
Our headquarters are located in Wilmington, North Carolina where we lease several facilities encompassing approximately 224,000 square feet plus a 648-space parking deck. The leases relating to approximately 180,000 square feet of those facilities plus an adjacent parking deck expire in October 2037, each with options to extend and a purchase option that expires if not exercised on or before November 30, 2026. We have additional domestic offices in the U.S. and international offices in the United Kingdom, Australia, Canada, Japan, Spain and France. All of our offices are leased, and we do not own any real property.
We believe our facilities are adequate for our current needs. We believe that we will be able to obtain additional space on commercially reasonable terms.
Item 3. Legal Proceedings
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business. For information regarding legal proceedings, see Note 16 "Commitments and Contingencies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference into this Part I, Item 3.
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
Stockholders
As of January 31, 2024, there were 141 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The graph below compares the cumulative total return to our stockholders on our common stock between July 14, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2024 in comparison to the Russell 2000 Index, and the S&P 1500 Application Software Index. The graph assumes $100 was invested in our common stock on July 14, 2020, the Russell 2000 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends.

Comparison of Cumulative Total Return of nCino, Inc.

$200
$150
$100
$50
$0
07/14/20
07/31/20
10/31/20
01/31/21
04/30/21
07/31/21
10/31/21
01/31/22
04/30/22
07/31/22
10/31/22
01/31/23
04/30/23
07/31/23
10/31/23
01/31/24
nCino, Inc.
Russell 2000 Index
S&P 1500 Application Software Index

Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information regarding securities authorized for issuance.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends. For example, references in this Annual Report on Form 10-K to "fiscal 2024" refer to the fiscal year ended January 31, 2024.
The following section of this Form 10-K discusses our financial condition and results of operations for fiscal 2024 and 2023 and year-to-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in Part II, Item 7,

“Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 28, 2023.
Overview
Through its single software-as-a-service ("SaaS") platform, nCino helps financial institutions ("FI") serving corporate and commercial, small business, consumer, and mortgage customers modernize and more effectively onboard clients, open accounts, make loans and navigate the loan lifecycle, and effectively monitor and manage their portfolio. Transforming how FIs operate through innovation, reputation and speed, nCino is partnered with more than 1,800 customers globally. With the nCino Bank Operating System, FIs can:
•digitally serve their clients across lines of business,
•improve efficiency,
•elevate employee experience and performance,
•manage risk and compliance more effectively,
•establish an active data, audit, and business intelligence hub, and
•embrace the value of intelligent automation and uncover data-driven insights.
nCino was originally founded in a bank to improve that FI’s operations and client service. After realizing that the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce made it difficult to maintain relevancy in their clients' lives—were endemic across the financial services industry, nCino spun out as a separate company in late 2011. This heritage is the foundation of our deep banking domain expertise, which differentiates us, continues to drive our strategy, and makes us uniquely qualified to help FIs create new efficiencies by providing an end-to-end platform that spans business lines and combines capabilities for a seamless experience.
The nCino Bank Operating System was initially designed to help transform commercial and small business lending for community and regional banks. This solution was introduced to enterprise banks in the United States ("U.S.") in 2014, and then internationally in 2017, and has subsequently expanded across North America, Europe, the Middle East, and Asia-Pacific ("APAC"). Throughout this market expansion, we broadened the nCino Bank Operating System by adding functionality for consumer lending, client onboarding, deposit account opening, analytics and artificial intelligence and machine learning. In fiscal 2020, we acquired nCino Portfolio Analytics, LLC (formerly Visible Equity) and FinSuite as part of our strategy to build out our nIQ capabilities, and we established our nCino K.K. joint venture to facilitate our entry into the Japanese market. Additionally, in January 2022, we acquired SimpleNexus, which expanded our capabilities to the U.S. point-of-sale mortgage market. On September 8, 2023, SimpleNexus began operating as SimpleNexus, LLC d/b/a nCino Mortgage, LLC ("nCino Mortgage") as part of our rebranding effort, resulting in a change to the trade name useful life. As a result, the Company recorded accelerated amortization to fully amortize the remaining trade name intangible asset. The effect of this change in estimate for the year ended January 31, 2024 was an increase in sales and marketing amortization expense of $9.5 million, which resulted in an increase in loss of operations and net loss attributable to nCino, Inc. of $9.5 million, or $0.08 per basic and diluted share.
We generally offer the nCino Bank Operating System on a subscription basis pursuant to non-cancellable multi-year contracts that typically range from three to five years, and we employ a “land and expand” business model. The nCino Bank Operating System is designed to scale with our customers, and once our solution is deployed, we seek to have our customers expand adoption within and across lines of business. For fiscal 2024, we had a subscription revenue retention rate of 117%. See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Subscription Revenue Retention Rate” for additional information on subscription revenue retention rates.
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of January 31, 2024, we had 223 sales and sales support personnel in the U.S., including nCino Mortgage, and 69 sales and support personnel in offices outside the U.S.

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
Our total revenues were $273.9 million, $408.3 million, and $476.5 million for fiscal 2022, 2023, and 2024, respectively, representing a 31.9% compound annual growth rate. Our revenues include $3.9 million in revenues from SimpleNexus from the Acquisition Date for fiscal 2022 and $65.4 million for fiscal 2023. Our subscription revenues in fiscal 2022 were $224.9 million or 82.1% of total revenues, $344.8 million or 84.4% of total revenues in fiscal 2023, and $409.5 million or 85.9% of total revenues in fiscal 2024, representing a 34.9% compound annual growth rate. Our subscription-based revenues include $3.7 million from SimpleNexus from the Acquisition Date for fiscal 2022 and $59.8 million for fiscal 2023. Due to our investments in growth, we recorded net losses attributable to nCino in fiscal 2022, 2023, and 2024 of $49.4 million, $102.7 million, and $42.3 million, respectively. Our net losses include the operating results of SimpleNexus from the Acquisition Date.
    In March 2024, we acquired DocFox, a leading solution provider automating onboarding experiences for commercial and business banking, for an aggregate purchase price of $75.0 million. See Note 20 "Subsequent Events" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 18.7% of total revenues for fiscal 2024. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
For fiscal 2022, 2023, and 2024, we had subscription revenue retention rates of 133%, 148%, and 117%, respectively. The most significant driver of changes in our subscription revenue retention rate each year has historically been the number of new customers in prior years and the associated phased activation schedules for such customers. In addition, because larger FIs tend to make more sizable purchases with longer activation schedules, we expect variability in our subscription revenue retention rates based on the timing and extent of our continued penetration of this portion of the market. The increase in our subscription revenue retention rate for fiscal 2023 was due to the inclusion of customers who had contracts with nCino Mortgage in effect prior to January 31, 2022. Subscription revenues from periods prior to the acquisition were excluded from the calculation for fiscal 2023. Excluding nCino Mortgage, the subscription revenue retention rate for fiscal 2023 was 125%. The moderation in our subscription revenue retention rate for fiscal 2024 was due to a decline in revenues from customers adversely affected by an increase in mortgage interest rates, from the expiration of licenses utilized for forgiveness monitoring of Paycheck Protection Program loans, and from the acquisition of customers by non-customers. Our use of subscription revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in adjacent markets may calculate subscription revenue retention rates or similar metrics differently, which reduces its usefulness as a comparative measure.
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
The graphic below illustrates our ACV-based net retention for customers initially signed since fiscal 2013. Customers who signed with nCino Mortgage prior to January 31, 2022, are included in the fiscal 2022 cohort and customers who signed with Portfolio Analytics prior to January 31, 2020, are represented in the fiscal 2020 cohort. Each individual cohort is not necessarily predictive of other or future cohorts.
Annual Contract Value ("ACV")

ACV-based net retention
FY 2024
N/A
FY 2023
1.2X
FY 2022
1.0X
FY 2021
1.3X
FY 2020
1.4X
FY 2019
2.0X
FY 2018
1.5X
FY 2017
2.1X
FY 2016
2.7X
FY 2015
1.9X
FY 2014
2.0X
FY 2013
4.3X

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables present our selected consolidated statements of operations data for fiscal 2022, 2023, and 2024 in both dollars and as a percentage of total revenues, except as noted.

	Fiscal Year Ended January 31,
($ in thousands, except share and per share amounts)	2022[1]	2023	2024
Revenues:
Subscription revenues	$224,854	$344,752	$409,479
Professional services and other revenues	49,011	63,563	67,064
Total revenues	273,865	408,315	476,543
Cost of revenues:
Cost of subscription revenues	64,508	106,265	120,861
Cost of professional services and other revenues	46,905	63,341	70,609
Total cost of revenues	111,413	169,606	191,470
Gross profit	162,452	238,709	285,073
Operating expenses:
Sales and marketing	82,901	127,669	130,547
Research and development	79,363	121,576	117,311
General and administrative	71,545	83,477	76,727
Total operating expenses	233,809	332,722	324,585
Loss from operations	(71,357)	(94,013)	(39,512)
Non-operating income (expense):
Interest income	194	403	2,567
Interest expense	(1,514)	(2,807)	(4,135)
Other expense, net	(1,277)	(1,356)	(856)
Loss before income taxes	(73,954)	(97,773)	(41,936)
Income tax provision (benefit)	(23,833)	4,071	1,590
Net loss	(50,121)	(101,844)	(43,526)
Net loss attributable to redeemable non-controlling interest	(1,569)	(1,119)	(1,109)
Adjustment attributable to redeemable non-controlling interest	894	1,995	(71)
Net loss attributable to nCino, Inc.	$(49,446)	$(102,720)	$(42,346)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.51)	$(0.93)	$(0.38)
Weighted average number of common shares outstanding:
Basic and diluted	96,722,464	110,615,734	112,672,397
1Includes the operating results of SimpleNexus from the Acquisition Date, see Note 7 "Business Combinations" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The Company recognized stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2022	2023	2024
Cost of subscription revenues	$960	$1,430	$1,847
Cost of professional services and other revenues	5,195	7,263	9,369
Sales and marketing	7,520	13,283	15,417
Research and development	6,186	11,602	15,942
General and administrative	8,616	16,654	15,460
Total stock-based compensation expense[1]	$28,477	$50,232	$58,035
1Includes $0.2 million benefit incurred for the fiscal year ended January 31, 2023 in connection with the restructuring plan commenced in January 2023. See Note 19 "Restructuring" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
The Company recognized amortization expense for intangible assets as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2022	2023	2024
Cost of subscription revenues	$2,604	$17,019	$16,306
Cost of professional services and other revenues	—	94	330
Sales and marketing	2,303	11,087	20,590
Total amortization expense	$4,907	$28,200	$37,226

	Fiscal Year Ended January 31,
	2022	2023	2024
Revenues:
Subscription revenues	82.1%	84.4%	85.9%
Professional services and other revenues	17.9	15.6	14.1
Total revenues	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	28.7	30.8	29.5
Cost of professional services and other revenues	95.7	99.7	105.3
Total cost of revenues	40.7	41.5	40.2
Gross profit	59.3	58.5	59.8
Operating expenses:
Sales and marketing	30.3	31.3	27.4
Research and development	29.0	29.8	24.6
General and administrative	26.1	20.4	16.1
Total operating expenses	85.4	81.5	68.1
Loss from operations	(26.1)	(23.0)	(8.3)
Non-operating income (expense):
Interest income	0.1	0.1	0.5
Interest expense	(0.6)	(0.7)	(0.9)
Other expense, net	(0.5)	(0.3)	(0.2)
Loss before income taxes	(27.1)	(23.9)	(8.9)
Income tax provision (benefit)	(8.7)	1.0	0.3
Net loss	(18.4)%	(24.9)%	(9.2)%

Comparison of the Fiscal Years Ended January 31, 2023 and 2024
Revenues

	Fiscal Year Ended January 31,
($ in thousands)	2023		2024
Revenues:
Subscription revenues	$344,752	84.4%	$409,479	85.9%
Professional services and other revenues	63,563	15.6	67,064	14.1
Total revenues	$408,315	100.0%	$476,543	100.0%
Subscription Revenues
Subscription revenues increased $64.7 million for fiscal 2024 compared to fiscal 2023, due to initial revenues from customers who did not contribute to subscription revenues during the prior period and growth from existing customers within and across lines of business. Of the increase, 86.2% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 13.8% was attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period. Subscription revenues were 85.9% of total revenues for fiscal 2024 compared to 84.4% of total revenues for fiscal 2023, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $3.5 million for fiscal 2024 compared to fiscal 2023, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
($ in thousands)	2023		2024
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$106,265	30.8%	$120,861	29.5%
Cost of professional services and other revenues	63,341	99.7	70,609	105.3
Total cost of revenues	$169,606	41.5	$191,470	40.2
Gross profit	$238,709	58.5%	$285,073	59.8%
Cost of Subscription Revenues
Cost of subscription revenues increased $14.6 million for fiscal 2024 compared to fiscal 2023, generating a gross margin for subscription revenues of 70.5% compared to a gross margin of 69.2% for fiscal 2023. Costs related to Salesforce user fees increased $10.4 million as we continued to add new customers and sell additional functionality to existing customers, and other costs of subscription revenues increased $2.5 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $2.0 million, mainly from an increase in average headcount. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $7.3 million for fiscal 2024 compared to fiscal 2023, generating a gross margin for professional services and other revenues of (5.3)% compared to a gross margin of 0.3% for fiscal 2023. For fiscal 2024, personnel costs increased $6.3 million for professional services and other revenues compared to the prior year period, mainly from an increase in average headcount and a $2.1 million increase in stock-based compensation expense, partially offset by a decrease in restructuring costs incurred in connection with the headcount reductions announced in January 2023. The increase in cost of professional services and other revenues also included an increase of $0.8 million in allocated overhead costs due to growth supporting our business, partially offset by a decrease of $0.3 million in travel-related costs. The decrease in our professional services and other gross margin for fiscal 2024 was primarily due to a decline in realized effective billing and utilization rates in our professional services teams.
Operating Expenses

	Fiscal Year Ended January 31,
($ in thousands)	2023		2024
Operating expenses:
Sales and marketing	$127,669	31.3%	$130,547	27.4%
Research and development	121,576	29.8	117,311	24.6
General and administrative	83,477	20.4	76,727	16.1
Total operating expenses	332,722	81.5	324,585	68.1
Loss from operations	$(94,013)	(23.0)%	$(39,512)	(8.3)%
Sales and Marketing
Sales and marketing expenses increased $2.9 million for fiscal 2024 compared to fiscal 2023, primarily attributable to an increase of $9.5 million in trade name amortization expense as a result of accelerated amortization expense in the third quarter of fiscal 2024 to fully amortize the remaining trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage. The increase in sales and marketing expenses also included an increase of $0.8 million in allocated overhead costs. The increase in sales and marketing expenses was partially offset by a decrease of $4.3 million in personnel costs, mainly from a decrease in average headcount and a decrease in restructuring costs incurred in connection with the headcount reductions announced in January 2023, partially offset by a $2.1 million increase in stock-based compensation expense, compensation increases, and an increase in expatriate tax equalization expenses. Also included in the offset to the increase in sales and marketing expenses was a decrease of $1.3 million in marketing costs, a decrease of $1.2 million in sales-related travel costs, and a decrease of $0.6 million in third-party consulting fees.
Our sales and marketing headcount decreased by 64 from January 31, 2023 to January 31, 2024 primarily due to attrition and our workforce reduction announced in January 2023. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development
Research and development expenses decreased $4.3 million for fiscal 2024 compared to fiscal 2023, primarily due to a $2.4 million decrease in third party professional fees as a result of reduced contract research and development spend and a decrease of $2.3 million in personnel costs, mainly from a decrease in average headcount and a decrease in restructuring costs incurred in connection with the headcount reductions announced in January 2023, partially offset by a $4.3 million increase in stock-based compensation expense and compensation increases. The decrease in research and development expenses was partially offset by an increase of $0.7 million in allocated overhead costs due to growth supporting our continued business expansion.
Our research and development headcount decreased by 71 from January 31, 2023 to January 31, 2024 primarily due to our workforce reduction announced in January 2023. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses decreased $6.8 million for fiscal 2024 compared to fiscal 2023, primarily due to a decrease of $3.5 million in third party professional fees, mostly attributable to decreases related to acquisition costs for SimpleNexus and fees and expenses related to other litigation expenses including a dismissed government antitrust investigation and related civil action (the "Antitrust Matters"), partially offset by the proposed settlement agreement for the related civil action of approximately $2.2 million, disclosed in Item 3 "Legal Proceedings" of Part I of this Annual Report on Form 10-K, and an increase in other professional fees. The decrease in general and administrative spend also included a decrease of $3.4 million in personnel costs for fiscal 2024 compared to fiscal 2023, mostly attributable to a $1.2 million decrease in stock-based compensation expense, a decrease in average headcount, and a decrease in restructuring costs incurred in connection with the headcount reductions announced in January 2023, partially offset by compensation increases. Also included in the decrease in general and administrative expenses was a decrease of $0.5 million in travel-related costs, offset by an increase of $0.5 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount decreased by 26 from January 31, 2023 to January 31, 2024, primarily due to our workforce reduction announced in January 2023. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Non-Operating Income (Expense)

	Fiscal Year Ended January 31,
($ in thousands)	2023		2024
Interest income	$403	0.1%	$2,567	0.5%
Interest expense	(2,807)	(0.7)	(4,135)	(0.9)
Other expense, net	(1,356)	(0.3)	(856)	(0.2)
Interest income increased $2.2 million for fiscal 2024 compared to fiscal 2023, due to increase in our accounts earning interest and increased interest rates. Interest expense increased $1.3 million for fiscal 2024 compared to fiscal 2023, due to borrowing on our revolving credit facility and an increase in our financing obligations for leases for which we are considered the owners for accounting purposes. The decrease of $0.5 million in other expense, net was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Fiscal Year Ended January 31,
($ in thousands)	2023		2024
Income tax provision	$4,071	1.0%	$1,590	0.3%
Income tax provision was $1.6 million for fiscal 2024 compared to a provision of $4.1 million for fiscal 2023 and resulted in an effective tax rate of (3.8)% compared to (4.2)% in the prior fiscal year.
See Note 12 "Income Taxes" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the U.S. federal statutory rate to the effective tax rate.
We continue to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgement and the use of estimates. In fiscal 2024, based on all available positive and negative evidence, having demonstrated sustained profitability and cumulative pre-tax book income for the past three years, which is objective and verifiable, we have concluded that it is more likely than not that our United Kingdom deferred tax assets will be realizable. We released $3.7 million of our valuation allowance in fiscal 2024 and will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
We have adopted, as required, Code Section 174, as amended by the Tax Cuts and Jobs Act of 2017. This will result in the repartition of our deferred tax asset balances from net operating losses and tax credit carryforwards to non-tax attribute deferred tax balances. In addition, this may reduce our operating cash flows in future periods through cash remittances of U.S. federal and state income tax. We expect these changes to continue to impact our cash tax liability.
The Company regularly evaluates and continues to monitor the likelihood of outcomes resulting from legislation changes to determine the adequacy of our provision for income taxes.
In 2021, the Organization of Economic Cooperation and Development introduced its Pillar Two Framework Model Rules ("Pillar 2"), that was supported by over 130 countries worldwide, which is designed to impose a 15% global minimum tax on adjusted financial results. Certain aspects of Pillar 2 took effect on January 1, 2024, while other aspects go into effect on January 1, 2025. While many aspects of the application of Pillar 2 remain to be clarified, the Company does not expect Pillar 2 to impact its tax liability. The company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Comparison of the Fiscal Years Ended January 31, 2022 and 2023
For a discussion of our results of operations for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 28, 2023.
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
Non-GAAP operating income (loss). Non-GAAP operating income (loss) is defined as loss from operations as reported in our consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, legal expenses related to certain litigation, and restructuring and related charges. See Note 19 "Restructuring" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the charges related to the restructuring. Non-GAAP operating income (loss) is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating income (loss) eliminates potential differences in performance caused by these items that are not indicative of the Company's ongoing operating performance and hinders comparability with prior and future performance.
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

The following table reconciles non-GAAP operating income (loss) to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Fiscal Year Ended January 31,
($ in thousands)	2022	2023	2024
GAAP loss from operations	$(71,357)	$(94,013)	$(39,512)
Adjustments
Amortization of intangible assets	4,907	28,200	37,226
Stock-based compensation expense	28,477	50,232	58,035
Acquisition-related expenses	10,006	2,276	878
Litigation expenses[1]	10,326	6,147	4,525
Restructuring and related charges[2]	—	5,017	627
Total adjustments	53,716	91,872	101,291
Non-GAAP operating income (loss)	$(17,641)	$(2,141)	$61,779
1Represents legal expenses related to the Antitrust Matters and a shareholder derivative lawsuit.
2Stock-based compensation benefit of $0.2 million related to restructuring is included on the stock-based compensation expense line item for the fiscal year ended January 31, 2023.
Liquidity and Capital Resources
As of January 31, 2024, we had $112.1 million in cash and cash equivalents, and an accumulated deficit of $352.8 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
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
As of January 31, 2024, the Company had no amounts outstanding, no letters of credit issued under the Credit Facility, was in compliance with all covenants and had borrowing availability of $50.0 million. On March 17, 2024, the Company entered into the Second Amendment for the Credit Facility which, among other things, increased our borrowing availability to $100.0 million. In March 2024, we borrowed $75.0 million under the Credit Facility to fund the acquisition of DocFox. The interest rate at the time of borrowing was 7.36%. Following the acquisition, we had borrowing availability of $25.0 million. See Note 15 "Revolving Credit Facility" and Note 20 "Subsequent Events" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
We believe that current cash and cash equivalents as well as borrowings available under the Credit Facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, and any potential future acquisitions. We expect capital expenditures will be appreciably higher in absolute dollars in fiscal 2025 for planned office build-outs, mainly for an international office, compared to prior fiscal years to accommodate our growth, which we estimate to be approximately $8.5 million. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino

K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2023 and January 31, 2024, the redeemable non-controlling interest was $3.6 million and $3.4 million, respectively.
As part of our joint venture obligations, we made an additional cash capital contribution of $1.0 million to nCino K.K. during the third quarter of fiscal 2024.
Cash Flows
Summary Cash Flow information for fiscal 2022, 2023, and 2024 are set forth below.

	Fiscal Year Ended January 31,
($ in thousands)	2022	2023	2024
Net cash provided by (used in) operating activities	$(19,229)	$(15,381)	$57,285
Net cash used in investing activities	(278,488)	(20,725)	(6,328)
Net cash provided by (used in) financing activities	15,922	36,712	(21,113)
Net Cash Provided by (Used in) Operating Activities
The $57.3 million provided by operating activities in fiscal 2024 reflects our net loss of $43.5 million and $16.4 million used in changes in working capital accounts, offset by $117.2 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, deferred income taxes, provision for bad debt, foreign currency losses related to intercompany loans and transactions, and an unrealized gain on investment. Cash used in working capital accounts was principally a function of a $14.3 million increase in accounts receivable due to the timing of billings and collections from customers, payments of $10.3 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $6.0 million decrease in accrued expenses and other current liabilities which includes payments of approximately $5.0 million for severance and other employee costs associated with the restructuring plan and changing commission payment plans from a quarterly basis to a monthly basis, and a decrease of $4.1 million in operating lease liabilities. The cash used in working capital accounts was partially offset by a $15.9 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, a $1.9 million decrease in prepaid expenses and other assets, and a $0.5 million increase in accounts payable.
The $15.4 million used in operating activities in fiscal 2023 reflects our net loss of $101.8 million and $14.9 million used in changes in working capital accounts, partially offset by $101.3 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, foreign currency losses related to intercompany loans and transactions, deferred income taxes, and provision for bad debt. Cash used in working capital accounts was principally a function of a $26.8 million increase in accounts receivable due to the timing of billings and collections from customers, an increase of $12.2 million of capitalized costs to obtain revenue contracts, which primarily related to payments for sales commissions as we expanded our customer base, a decrease of $4.8 million in operating lease liabilities, a $3.4 million increase in prepaid expenses and other assets, and a $1.2 million decrease in accrued expenses and other current liabilities. The cash used in working capital accounts was partially offset by a $33.5 million increase in deferred revenue, as we expanded our customer base and renewed existing customers.
Net Cash Used in Investing Activities
The $6.3 million used in investing activities in fiscal 2024 was comprised of $3.5 million used for the purchase of property and equipment and leasehold improvements to support the expansion of our business, $2.5 million used for the purchase of preferred stock in Rich Data Co, and $0.4 million for the final cash considerations relating to an asset acquisition completed in August 2022. The $20.7 million used in investing activities in fiscal 2023 was comprised of $18.3 million used for the purchase of property and equipment and the completion of leasehold improvements to our additional headquarter building to support the expansion of our business, $2.5 million used for the purchase of preferred stock in Zest AI, and $0.6 million for an asset acquisition completed in August 2022. The cash used in investing activities was partially offset by $0.7 million received for a net working capital adjustment from our SimpleNexus acquisition.
Net Cash Provided by (Used in) Financing Activities
The $21.1 million used in financing activities in fiscal 2024 was comprised principally of payments of $30.0 million on the Credit Facility and principal payments of $1.2 million on financing obligations. The cash used in financing activities was partially offset by $4.7 million of proceeds from stock issuances under the employee stock purchase plan, $4.5 million of proceeds from the exercise of stock options, and $1.0 million in proceeds from the non-controlling interest in our Japan joint venture. The $36.7 million provided by financing activities in fiscal 2023 was comprised principally of $50.0 million of proceeds from borrowings on the Credit Facility to expand our liquidity, $4.5 million in proceeds from stock issuances under the employee stock purchase plan, and $3.8 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by payments of $20.0 million on the Credit Facility, principal payments of $1.1 million on the financing obligations, and payments of debt issuance costs of $0.4 million.
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
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to our solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, which we believe best reflects the manner in which our customers utilize our subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time and, as a result, are accounted for as a service contract. Generally, our subscription contracts for the nCino Bank Operating System are three years or longer in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. Subscription contracts for nCino Mortgage typically range from one to three years and are generally billed monthly in advance. Subscription arrangements for the nCino Bank Operating System that are cancelable generally have penalty clauses.
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
A valuation allowance is provided against a deferred tax asset when we determine that it is more likely than not that all, or a portion of, the balance will not be realized. This requires management to utilize significant judgement and the use of estimates. Any realization of the Company’s deferred tax assets is based upon the evaluation of four sources of taxable income, the future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and tax-planning strategies. At January 31, 2024, we determined that it is more likely than not that the majority of our deferred tax assets will not be realized and as such, recorded a valuation allowance of $148.3 million against our deferred tax assets of $201.9 million as of that date.
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
Change in Accounting Estimate
See Note 8 "Goodwill and Intangible Assets" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a change in estimate related to the useful life of the SimpleNexus trade name during the third quarter of fiscal 2024.
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
Interest Rate Risk
At January 31, 2024, we had cash, cash equivalents, and restricted cash of $117.4 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. Borrowings bear interest, at the Company's option, at: (i) a base rate equal to the greater of (a) the lender’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Bloomberg Short Term Bank Yield Index ("BSBY") rate plus 1.00%, plus a margin of 0.00% (provided that the base rate shall not be less than 0.00%); or (ii) the BSBY rate (provided that the BSBY shall not be less than 0.00%), plus a margin of 1.00%. As a result, we are exposed to increased interest rate risk as we make draws. At January 31, 2024, we had no amounts outstanding under the Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. See Note 15 "Revolving Credit Facility" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
At January 31, 2024, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $6.2 million on our cash, cash equivalents and restricted cash at January 31, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheets of nCino, Inc. (the Company) as of January 31, 2023 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB), the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 26, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
As discussed in Note 2, the Company derives revenues primarily from subscription services and professional services. Revenues are recognized when a contract exists between the Company and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company assesses terms and conditions associated with contracts that can include various combinations of subscription and professional services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as subscription services and support, accounted for as a single performance obligation. For contracts that contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

The audit effort in evaluating the Company’s accounting for revenue recognition was extensive and required auditor judgment for certain customer contracts to evaluate the terms and conditions, identify distinct performance obligations and support the allocation of transaction price.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition processes, including controls designed to mitigate the risk of override of controls. This included testing controls over management’s review of customer contracts and review of manual revenue journal entries.

To test the Company’s accounting for revenue recognition, we performed audit procedures that included, among others, selecting a sample of revenue transactions to test for occurrence and to evaluate contract terms and conditions for accounting in accordance with ASC 606. This testing included reperforming the Company’s assessment of the distinct performance obligations within the arrangement, determination of the allocation of transaction price to the respective performance obligations, as well as testing the application of the revenue recognition requirements including reperforming the calculations of revenue recognized and testing the underlying data used in the calculations. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Raleigh, North Carolina
March 26, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited nCino, Inc.’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, nCino, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of January 31, 2023 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 26, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 26, 2024

nCino, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2023	January 31, 2024
Assets
Current assets
Cash and cash equivalents (VIE: $2,019 and $2,277 at January 31, 2023 and January 31, 2024, respectively)	$82,036	$112,085
Accounts receivable, less allowances of $899 and $1,451 at January 31, 2023 and January 31, 2024, respectively	99,497	112,975
Costs capitalized to obtain revenue contracts, current portion, net	9,386	10,544
Prepaid expenses and other current assets	16,274	15,171
Total current assets	207,193	250,775
Property and equipment, net	84,442	79,145
Operating lease right-of-use assets, net	10,508	19,261
Costs capitalized to obtain revenue contracts, noncurrent, net	18,229	17,425
Goodwill	839,440	838,869
Intangible assets, net	152,825	115,572
Investments (related party $2,500 at January 31, 2023 and January 31, 2024)	6,531	9,294
Long-term prepaid expenses and other assets	8,101	10,089
Total assets	$1,327,269	$1,340,430
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,878	$11,842
Accrued compensation and benefits	22,623	16,283
Accrued expenses and other current liabilities	10,897	10,847
Deferred revenue	154,871	170,941
Financing obligations, current portion	1,015	1,474
Operating lease liabilities, current portion	3,874	3,649
Total current liabilities	205,158	215,036
Operating lease liabilities, noncurrent	7,282	16,423
Deferred income taxes, noncurrent	2,797	3,687
Revolving credit facility, noncurrent	30,000	—
Financing obligations, noncurrent	54,365	52,680
Total liabilities	299,602	287,826
Commitments and contingencies (Note 16)
Redeemable non-controlling interest (Note 3)	3,589	3,428
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2023 and January 31, 2024	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2023 and January 31, 2024; 111,424,132 and 113,684,299 shares issued and outstanding as of January 31, 2023 and January 31, 2024, respectively	56	57
Additional paid-in capital	1,333,669	1,400,881
Accumulated other comprehensive income	694	996
Accumulated deficit	(310,341)	(352,758)
Total stockholders’ equity	1,024,078	1,049,176
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,327,269	$1,340,430
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2022	2023	2024
Revenues
Subscription	$224,854	$344,752	$409,479
Professional services and other	49,011	63,563	67,064
Total revenues	273,865	408,315	476,543
Cost of revenues
Subscription (related party $41,404, $0, and $0, respectively)[1]	64,508	106,265	120,861
Professional services and other	46,905	63,341	70,609
Total cost of revenues	111,413	169,606	191,470
Gross profit	162,452	238,709	285,073
Operating expenses
Sales and marketing	82,901	127,669	130,547
Research and development	79,363	121,576	117,311
General and administrative	71,545	83,477	76,727
Total operating expenses	233,809	332,722	324,585
Loss from operations	(71,357)	(94,013)	(39,512)
Non-operating income (expense)
Interest income	194	403	2,567
Interest expense	(1,514)	(2,807)	(4,135)
Other expense, net	(1,277)	(1,356)	(856)
Loss before income taxes	(73,954)	(97,773)	(41,936)
Income tax provision (benefit)	(23,833)	4,071	1,590
Net loss	(50,121)	(101,844)	(43,526)
Net loss attributable to redeemable non-controlling interest (Note 3)	(1,569)	(1,119)	(1,109)
Adjustment attributable to redeemable non-controlling interest (Note 3)	894	1,995	(71)
Net loss attributable to nCino, Inc.	$(49,446)	$(102,720)	$(42,346)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.51)	$(0.93)	$(0.38)
Weighted average number of common shares outstanding:
Basic and diluted	96,722,464	110,615,734	112,672,397
1See Note 9 "Reseller Agreement" and Note 17 "Related-Party Transactions."
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2022	2023	2024
Net loss	$(50,121)	$(101,844)	$(43,526)
Other comprehensive income (loss):
Foreign currency translation	(568)	572	315
Other comprehensive income (loss)	(568)	572	315
Comprehensive loss	(50,689)	(101,272)	(43,211)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(1,569)	(1,119)	(1,109)
Foreign currency translation attributable to redeemable non-controlling interest	(256)	(194)	13
Comprehensive loss attributable to redeemable non-controlling interest	(1,825)	(1,313)	(1,096)
Comprehensive loss attributable to nCino, Inc.	$(48,864)	$(99,959)	$(42,115)
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2021	93,643,759	$47	$585,956	$240	$(161,064)	$425,179
Stock issuance related to business combinations, net of issuance costs of $210	12,762,146	7	647,292	—	—	647,299
Exercise of stock options	2,758,904	1	13,906	—	—	13,907
Stock issuance upon vesting of restricted stock units	559,191	—	—	—	—	—
Stock issuance under the employee stock purchase plan	54,542	—	2,543	—	—	2,543
Stock-based compensation	—	—	28,455	—	—	28,455
Other comprehensive loss	—	—	—	(312)	—	(312)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(894)		(48,552)	(49,446)
Balance, January 31, 2022	109,778,542	55	1,277,258	(72)	(209,616)	1,067,625
Exercise of stock options	579,662	1	3,749	—	—	3,750
Stock issuance upon vesting of restricted stock units	883,561	—	—	—	—	—
Stock issuance under the employee stock purchase plan	182,367	—	4,450	—	—	4,450
Stock-based compensation	—	—	50,207	—	—	50,207
Other comprehensive income	—	—	—	766	—	766
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,995)	—	(100,725)	(102,720)
Balance, January 31, 2023	111,424,132	56	1,333,669	694	(310,341)	1,024,078
Exercise of stock options	785,794	1	4,468	—	—	4,469
Stock issuance upon vesting of restricted stock units	1,277,625	—	—	—	—	—
Stock issuance under the employee stock purchase plan	196,748	—	4,661	—	—	4,661
Stock-based compensation	—	—	58,012	—	—	58,012
Other comprehensive income	—	—	—	302	—	302
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	71	—	(42,417)	(42,346)
Balance, January 31, 2024	113,684,299	$57	$1,400,881	$996	$(352,758)	$1,049,176
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2022	2023	2024
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(49,446)	$(102,720)	$(42,346)
Net loss and adjustment attributable to redeemable non-controlling interest	(675)	876	(1,180)
Net loss	(50,121)	(101,844)	(43,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,006	34,652	45,264
Non-cash operating lease costs	2,534	3,840	4,534
Amortization of costs capitalized to obtain revenue contracts	5,779	8,459	9,934
Amortization of debt issuance costs	—	177	184
Stock-based compensation	28,477	50,232	58,035
Deferred income taxes	(24,280)	1,627	(2,340)
Provision for bad debt	90	806	1,081
Net foreign currency losses	1,860	1,548	670
Unrealized gain on investment	—	—	(263)
Loss on disposal of long-lived assets	—	—	150
Change in operating assets and liabilities:
Accounts receivable	(13,507)	(26,795)	(14,325)
Costs capitalized to obtain revenue contracts	(11,045)	(12,235)	(10,348)
Prepaid expenses and other assets	(2,503)	(3,433)	1,872
Accounts payable	8,796	35	525
Accounts payable, related parties	(4,363)	—	—
Accrued expenses and other current liabilities	7,311	(1,210)	(5,981)
Deferred revenue	24,317	33,527	15,902
Operating lease liabilities	(2,580)	(4,767)	(4,083)
Net cash provided by (used in) operating activities	(19,229)	(15,381)	57,285
Cash flows from investing activities
Acquisition of business, net of cash acquired	(268,994)	676	—
Acquisition of assets	—	(563)	(356)
Purchases of property and equipment	(5,463)	(18,338)	(3,515)
Proceeds from sale of property and equipment	—	—	43
Purchase of investments (related party $0, $2,500, and $0, respectively)	(4,031)	(2,500)	(2,500)
Net cash used in investing activities	(278,488)	(20,725)	(6,328)
Cash flows from financing activities
Investment from redeemable non-controlling interest	—	—	983
Proceeds from borrowings on revolving credit facility	—	50,000	—
Payments on revolving credit facility	—	(20,000)	(30,000)
Payments of debt issuance costs	—	(367)	—
Stock issuance costs	(210)	—	—
Exercise of stock options	13,907	3,750	4,469
Stock issuance under the employee stock purchase plan	2,543	4,450	4,661
Principal payments on financing obligations	(318)	(1,121)	(1,226)
Net cash provided by (used in) financing activities	15,922	36,712	(21,113)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,231)	(1,587)	182
Net increase (decrease) in cash, cash equivalents, and restricted cash	(283,026)	(981)	30,026
Cash, cash equivalents, and restricted cash, beginning of period	371,425	88,399	87,418
Cash, cash equivalents, and restricted cash, end of period	$88,399	$87,418	$117,444

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Fiscal Year Ended January 31,
	2022	2023	2024

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$88,014	$82,036	$112,085
Restricted cash included in long-term prepaid expenses and other assets	385	5,382	5,359
Total cash, cash equivalents, and restricted cash, end of period	$88,399	$87,418	$117,444

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$1,003	$664	$3,165
Cash paid for interest	$1,514	$2,617	$4,315
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$11,225	$720	$167
Building-leased facility acquired through financing obligation	$18,154	$22,402	$—
Fair value of common stock issued as consideration for business acquisition	$647,509	$—	$—
Accrued purchase price related to acquisitions	$54	$356	$—
Measurement period adjustment relating to business acquisition	$—	$1,285	$—
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
Description of Business: The Company is a software-as-a-service ("SaaS") company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in the U.S., North America, Europe, and Asia Pacific.
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
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by the Company’s management are used for, but not limited to, revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, and stand-alone selling price; the average period of benefit associated with costs capitalized to obtain revenue contracts; fair value of assets acquired and liabilities assumed for business combinations; the useful lives of intangible assets; income taxes and the related valuation allowance on deferred tax assets; redemption value of redeemable non-controlling

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
interest; and stock-based compensation. The Company assesses these estimates on a regular basis using historical experience and other factors. Actual results could differ from these estimates. See Note 8 "Goodwill and Intangible Assets" for a change in estimate of the useful life of the SimpleNexus trade name.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2023 and January 31, 2024. The Company maintains its cash, cash equivalents, and restricted cash with high-credit-quality financial institutions.
As of January 31, 2023 and January 31, 2024, no individual customer represented more than 10% of accounts receivable. For the fiscal years ended January 31, 2022, 2023, and 2024, no individual customer represented more than 10% of the Company’s total revenues.
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
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to the Company’s solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates, and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer, which the Company believes best reflects the manner in which the Company’s customers utilize the Company’s subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the Company's solutions at any time and, as a result, are accounted for as a service contract. Generally, the Company’s subscription contracts are three years or longer in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. nCino Mortgage contracts typically range from one to three years and are generally billed monthly in advance. Subscription arrangements that are cancelable generally have penalty clauses.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Professional Services and Other Revenues
Professional services revenues primarily consist of fees for deployment, configuration, and optimization services, as well as training. The majority of the Company’s professional services contract revenues are recognized over time based on a proportional performance methodology which utilizes input methods. The Company’s professional services contracts are billed on a time and materials or fixed fee basis.
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
At times, the Company provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are determined at contract inception and reduce the revenues recognized for a particular contract. At the end of each reporting period, the Company reviews and updates its estimates as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of January 31, 2024.
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
Deferred Revenue: Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and deposits. Deferred revenue is recognized as revenue recognition criteria has been met. Customers are typically invoiced for these agreements in advance of regular annual installments and revenues are recognized ratably over the contractual subscription period. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size, and new business linearity. Deferred revenue does not represent the total contract value of annual or multi-year non-cancellable subscription agreements. Deferred revenue that will be recognized during the succeeding 12-month period are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion on the consolidated balance sheets.
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
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is included in long-term prepaid expenses and other assets at January 31, 2023 and January 31, 2024 on the consolidated balance sheets.
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
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable, current market and economic conditions, and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. This estimate is analyzed quarterly and adjusted as necessary. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expenses, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
Balance, beginning of period	$88	$151	$899
Charged to bad debt expense	90	806	1,081
Charged to deferred revenue	—	—	747
Write-offs and other	(24)	(55)	(1,275)
Translation adjustments	(3)	(3)	(1)
Balance, end of period	$151	$899	$1,451
Leases: The Company determines if an arrangement is or contains a lease at inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single lease component for its facilities and equipment leases. The Company did not have any finance leases as of January 31, 2023 or January 31, 2024.
Operating lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term reflects the non-cancelable period of the lease together with options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Variable costs, such as common area maintenance costs, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. The Company's leases do not generally provide an implicit rate; therefore, the Company uses its incremental borrowing rate in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Repairs and maintenance are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from their respective accounts, and any gain or loss on such retirement is reflected in operating expenses.
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
Impairment Assessment: The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no material impairments of intangible assets or long-lived assets during the fiscal years ended January 31, 2022, 2023, and 2024.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on November 1, the first day of the fourth quarter of the fiscal year, or more frequently if circumstances indicate an impairment may have occurred between annual impairment tests. The Company has one reporting unit, therefore the Company evaluates goodwill for impairment at the entity level. To perform its impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances, and our share price. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. The Company may elect to bypass the qualitative assessment and perform the quantitative assessment. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There is no goodwill impairment for the fiscal years ended January 31, 2022, 2023, and 2024.
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
Business Combinations: Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and may be subject to refinement due to unanticipated events and circumstances. For intangible assets, the Company typically uses income-based methods of valuation (for example, the multi-period excess earnings method is used to estimate the fair value estimate of customer relationships and the relief from royalty method is used in the fair value estimate of developed technologies). These methods typically start with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in these methods are forecasted revenues, obsolescence life and factor, customer attrition rate, and the discount rate among other assumptions.
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
Debt Issuance Costs: Debt issuance costs are initially deferred and amortized to interest expense on a straight-line basis over the expected term of the debt. The Company uses the straight-line basis as it approximates the amounts calculated under the effective-interest method. Unamortized debt issuance costs related to the secured revolving credit facility are considered long-term and are included in long-term prepaid expenses and other assets in the consolidated balance sheets.
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
Advertising: Advertising costs are expensed as incurred and consist of advertising, third-party marketing, branded marketing, and conference and event expenses. Advertising expenses are recorded in sales and marketing expenses in the consolidated statements of operations and were $5.8 million, $8.7 million, and $7.7 million for the fiscal years ended January 31, 2022, 2023, and 2024, respectively.
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
The Company follows the accounting standards on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the consolidated financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the tax position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the benefit having a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses de-recognition, classification, interest and penalties on income taxes, and accounting interim periods.
When and if applicable, potential interest and penalties are accrued as incurred, within income tax provision.
Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and includes unrealized gains and losses on foreign currency translation adjustments.
Foreign Currency: The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss recorded in foreign currency translation line item. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Foreign currency transaction gains and losses due to transactions denominated in a currency other than the functional currency are included in other expense, net in the consolidated statements of operations and were $(2.0) million, $(1.4) million, and $(1.2) million for the fiscal years ended January 31, 2022, 2023, and 2024, respectively, primarily related to various intercompany loans.
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
Recent Accounting Pronouncements Not Yet Adopted: In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance includes amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments to enhance existing income tax disclosure requirements, primarily related to the rate reconciliation and income taxes paid disclosures. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the ASU retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of January 31, 2024, the Company controls a majority of the outstanding common stock in nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company's ownership of 51%.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $3.2 million at January 31, 2024.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Fiscal Year Ended January 31,
	2022	2023	2024
Balance, beginning of period	$3,791	$2,882	$3,589
Investment by redeemable non-controlling interest	—	—	983
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(1,569)	(1,119)	(1,109)
Foreign currency translation	(256)	(194)	13
Adjustment to redeemable non-controlling interest	894	1,995	(71)
Stock-based compensation expense[1]	22	25	23
Balance, end of period	$2,882	$3,589	$3,428
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2023 and January 31, 2024 because of the relatively short duration of these instruments.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Company’s financial assets measured at fair value as of January 31, 2023 and January 31, 2024 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$17,149	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	382	—	—
Total assets	$17,531	$—	$—

	Fair value measurements on a recurring basis as of January 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,649	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	359	—	—
Total assets	$39,008	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. During the fiscal year ended January 31, 2024, the Company recorded an unrealized gain of $0.3 million on one of our investments as a result of an observable price change and is recorded in other expense, net on the consolidated statements of operations. No unrealized gain or loss was recognized for the fiscal years ended January 2022 and 2023 and there was no impairment recognized for the fiscal years ended January 31, 2022, 2023, and 2024.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
United States	$230,301	$346,494	$387,201
International	43,564	61,821	89,342
	$273,865	$408,315	$476,543
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. For the fiscal years ended January 31, 2022, 2023, and 2024, no country outside the United States represented 10% or more of total revenues.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2023 and January 31, 2024:

	As of January 31,
	2023	2024
Trade accounts receivable	$94,729	$106,170
Unbilled accounts receivable	4,920	7,699
Allowance for doubtful accounts	(899)	(1,451)
Other accounts receivable[1]	747	557
Total accounts receivable, net	$99,497	$112,975
1Includes $0.1 million and $0.0 million income tax receivable of as of January 31, 2023 and January 31, 2024, respectively.
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the fiscal year ended January 31, 2024, $154.3 million of revenues were recognized out of the deferred revenue balance as of January 31, 2023.
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
Remaining performance obligations were $1.0 billion as of January 31, 2024. The Company expects to recognize approximately 66% of its remaining performance obligation as revenues in the next 24 months, approximately 28% more in the following 25 to 48 months, and the remainder thereafter.
Costs Capitalized to Obtain Revenue Contracts
During the fiscal years ended January 31, 2022, 2023, and 2024, the Company amortized $5.8 million, $8.5 million, and $9.9 million of capitalized contract acquisition costs within sales and marketing expense, respectively. The Company did not incur any impairment losses.
Capitalized contract acquisition costs were $27.6 million and $28.0 million as of January 31, 2023 and January 31, 2024, of which $18.2 million and $17.4 million was long-term in the consolidated balance sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31,
	2023	2024
Furniture and fixtures	$10,730	$12,066
Computers and equipment	8,361	8,010
Buildings and land	56,379	56,379
Leasehold improvements	28,702	27,712
Construction in progress	673	170
	104,845	104,337
Less accumulated depreciation	(20,403)	(25,192)
	$84,442	$79,145
The Company recognized depreciation expense as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
Cost of subscription revenues	$337	$399	$567
Cost of professional services and other revenues	1,095	1,301	1,775
Sales and marketing	1,182	1,452	1,734
Research and development	1,842	2,435	2,819
General and administrative	643	865	1,143
Total depreciation expense	$5,099	$6,452	$8,038
Property and equipment by geographic region were as follows:

	As of January 31,
	2023	2024
United States	$83,594	$78,411
International	848	734
	$84,442	$79,145
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
During the fiscal year ended January 31, 2023, within the one year measurement period, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition. The Company recorded measurement period adjustments that included a $2.0 million adjustment to decrease goodwill for a $1.3 million deferred income tax adjustment and a $0.7 million net working capital adjustment.
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
Developed technology represents the fair value of SimpleNexus’ technology. Customer relationships represent the fair value of the underlying relationships with SimpleNexus' customers. Trade names represents the fair value of SimpleNexus’ company name. See Note 8 "Goodwill and Intangible Assets" for a change in estimate related to the useful life of the SimpleNexus trade name during the third quarter of fiscal 2024.
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
Note 8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, as of January 31, 2022	$841,487
Measurement period adjustments relating to the acquisition of SimpleNexus	(1,961)
Translation adjustments	(86)
Balance, as of January 31, 2023	839,440
Translation adjustments	(571)
Balance, as of January 31, 2024	$838,869
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2023			As of January 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Developed technology	$83,605	$(21,818)	$61,787	$83,468	$(38,010)	$45,458	3.0
Customer relationships	91,710	(13,418)	78,292	91,704	(22,085)	69,619	8.1
Trademarks and trade name	14,626	(2,705)	11,921	14,624	(14,624)	—	0.0
Other	919	(94)	825	919	(424)	495	1.5
	$190,860	$(38,035)	$152,825	$190,715	$(75,143)	$115,572	6.1

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized amortization expense for intangible assets as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
Cost of subscription revenues	$2,604	$17,019	$16,306
Cost of professional services and other revenues	—	94	330
Sales and marketing	2,303	11,087	20,590
Total amortization expense	$4,907	$28,200	$37,226
During the third quarter of fiscal 2024, the Company rebranded the SimpleNexus solution to nCino Mortgage, resulting in a change to the trade name useful life. As a result, the Company recorded accelerated amortization to fully amortize the remaining trade name intangible asset. The effect of this change in estimate for the year ended January 31, 2024 was an increase in sales and marketing amortization expense of $9.5 million, which resulted in an increase in loss of operations and net loss attributable to nCino, Inc. of $9.5 million, or $0.08 per basic and diluted share.
The expected future amortization expense for intangible assets as of January 31, 2024 is as follows:

Fiscal Year Ending January 31,
2025	$24,499
2026	24,334
2027	23,128
2028	8,669
2029	8,669
Thereafter	26,273
$115,572
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Reseller Agreement
The Company has a reseller agreement in place with a former related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within their hosted environment. This agreement was amended during fiscal 2024 extending its term through January 31, 2031, and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the fiscal years ended January 31, 2022, 2023, and 2024 includes fees paid for access to their platform, including their hosting infrastructure and data center operations. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022 the reseller was no longer considered a related party as of December 31, 2021 and the amounts disclosed related to them are accordingly presented while the reseller was considered a related party. The Company continues to do business with the reseller and transactions after December 31, 2021 are no longer disclosed. The Company has recorded expenses of $41.4 million for the fiscal year ended January 31, 2022. See also Note 17 "Related-Party Transactions."
Note 10. Stockholders’ Equity
A summary of the rights and key provisions affecting each class of the Company’s stock as of January 31, 2024, is as follows:
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
Common stock: The Company's common stock consists of 500,000,000 authorized shares, par value $0.0005 per share.
At January 31, 2024, the Company committed a total of 34,179,706 shares of common stock for future issuance as follows:

Issued and outstanding stock options	1,212,704
Nonvested issued and outstanding restricted stock units ("RSUs")	5,626,125
Possible issuance under stock plans	27,340,877
34,179,706
Note 11. Stock-Based Compensation
Equity Incentive Plans
The Company has two equity incentive plans: the nCino, Inc. 2014 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2014 Plan”) and the 2019 Amended and Restated Equity Incentive Plan (the “2019 Plan” and together with the 2014 Plan, the “Incentive Plans”). Under the 2014 Plan, the Board of Directors had allotted 15,025,666 shares of common stock for incentive options or non-qualified options as of January 31, 2024. Non-qualified options may be granted to Company employees, non-employee directors, and consultants. The exercise price of options is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The options generally vest in one of two ways:
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
In connection with the Company's initial public offering ("IPO"), the Company's Board of Directors adopted and the Company's stockholders approved the 2019 Plan which amended and restated the 2019 Equity Incentive Plan. All awards shall be granted within ten years from the effective date of the 2019 Plan and can only be granted to employees, officers, directors, and consultants and generally vest over four years.
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
RSUs vest upon the satisfaction of a time-based condition. RSUs are generally earned over a service period of four years. For RSUs granted to the non-employee members of the Board of Directors, some vest in less than a year, some annually

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
and some over three years. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.
As of January 31, 2024, the Company had stock options outstanding under the 2014 Plan and the 2019 Plan had stock options and RSUs outstanding.
Stock Options
Stock option activity for the fiscal year ended January 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2023	2,009,323	$6.62	3.84	$44,170
Granted	—	—
Expired or forfeited	(10,825)	15.52
Exercised	(785,794)	5.69		19,035
Outstanding, January 31, 2024	1,212,704	$7.14	3.21	$29,516
Exercisable, January 31, 2024	1,212,704	$7.14	3.21	$29,516
Fully vested or expected to vest, January 31, 2024	1,212,704	$7.14	3.21	$29,516
The total intrinsic value of options exercised during the fiscal years ended January 31, 2022, 2023, and 2024 was $176.8 million, $16.2 million, and $19.0 million, respectively. Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying stock.
Restricted Stock Units
RSU activity during the fiscal year ended January 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2023	3,531,387	$44.00
Granted	3,639,302	25.65
Vested	(1,189,322)	40.56
Forfeited	(355,242)	38.56
Nonvested, January 31, 2024	5,626,125	$33.19
The weighted average grant date fair value for RSUs granted during the fiscal years ended January 31, 2022, 2023, and 2024 was $60.99, $41.54, and $25.65, respectively.
The total fair value of RSUs vested for the fiscal years ended January 31, 2022, 2023, and 2024 was $12.2 million, $39.7 million, and $48.2 million, respectively.
As of January 31, 2024, total unrecognized compensation expense related to non-vested RSUs was $141.6 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.71 years.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted and stockholders approved the ESPP, which became effective immediately prior to the closing of the IPO. The ESPP includes two components, one component is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code (the "Code") and a component that does not qualify as an "employee stock purchase plan" under Section 423 of the Code. The ESPP initially reserved and authorized the issuance of up to a total of 1,800,000 shares of common stock to participating employees. The aggregate number of shares of the Company's common stock under the ESPP will automatically increase on the first day of each fiscal year, beginning with the first fiscal year ending January 31, 2022 and continuing until the fiscal year ended January 31, 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company's common stock issued and outstanding on January 31 of the immediately preceding fiscal year, (ii) 1,800,000 shares of the Company's common stock or (iii) an amount determined by the Board of Directors. As of January 31, 2024, 4,514,806 shares of common stock remain available for grant under the ESPP.
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
The assumptions utilized for the ESPP shares for the fiscal years ended January 31, 2022, 2023, and 2024 were as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
Expected life (in years)	0.50	0.50	0.50
Expected volatility	48.70% - 49.65%	49.65% - 84.59%	38.70% - 61.86%
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	0.05% - 0.22%	0.22% - 4.77%	4.77% - 5.53%
As of January 31, 2024, total unrecognized compensation expense related to the ESPP was $0.6 million. That cost is expected to be recognized over the remaining term of the offering period that began on January 1, 2024 and will end on June 30, 2024.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock-Based Compensation Expense
Total stock-based compensation expense included in our consolidated statements of operations were as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
Cost of subscription revenues	$960	$1,430	$1,847
Cost of professional services and other revenues	5,195	7,263	9,369
Sales and marketing	7,520	13,283	15,417
Research and development	6,186	11,602	15,942
General and administrative	8,616	16,654	15,460
Total stock-based compensation expense[1]	$28,477	$50,232	$58,035
1Includes $0.2 million benefit incurred for the fiscal year ended January 31, 2023 in connection with the restructuring plan commenced in January 2023. See Note 19 "Restructuring" for more information.
Note 12. Income Taxes
The components of loss before income taxes by domestic and foreign jurisdictions were as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
United States	$(61,587)	$(100,223)	$(61,994)
Foreign	(12,367)	2,450	20,058
Loss before income taxes	$(73,954)	$(97,773)	$(41,936)
The components of the income tax provision (benefit) consisted of the following:

	Fiscal Year Ended January 31,
	2022	2023	2024
Current:
Federal	$—	$—	$—
State	73	81	489
Foreign	374	2,363	3,441
Total	447	2,444	3,930
Deferred:
Federal	(21,280)	1,339	819
State	(3,086)	438	629
Foreign	86	(150)	(3,788)
Total	(24,280)	1,627	(2,340)
Total income tax provision (benefit)	$(23,833)	$4,071	$1,590

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax (provision) benefit are summarized as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
Income taxes at statutory rate of 21% for 2022, 2023, and 2024	21.0%	21.0%	21.0%
State income tax (provision) benefit, net of federal impact	4.1	(0.4)	(2.7)
Tax credits	4.1	0.0	23.9
Statutory tax rate law changes	2.7	0.0	0.0
Transaction costs	(1.3)	(0.1)	0.0
Other	0.0	(0.3)	(0.3)
Nondeductible expenses	(0.1)	(0.2)	(1.0)
Stock-based compensation	48.8	0.1	(1.0)
Foreign rate differential	0.7	0.5	(1.7)
Executive compensation	(3.7)	(2.4)	(5.0)
GILTI inclusion	0.0	(0.6)	(6.8)
Changes in valuation allowance	(44.1)	(21.6)	(10.5)
Federal return to provision	0.0	(0.2)	(19.7)
	32.2%	(4.2)%	(3.8)%
Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	As of January 31,
	2023	2024
Deferred tax assets:
Net operating losses	$134,413	$115,187
Research and development	22,658	39,305
Financing obligations and lease liabilities	15,960	17,343
Tax credits	3,527	15,444
Equity compensation	8,400	9,085
Reserves and accruals	4,008	3,900
Deferred revenue	550	—
Other	2,890	1,613
Total deferred tax assets	192,406	201,877
Less valuation allowance	(138,359)	(148,270)
Total deferred tax assets, net of valuation allowances	54,047	53,607
Deferred tax liabilities:
Intangible assets	(29,903)	(26,216)
Depreciation	(16,213)	(15,066)
Contract acquisition costs	(7,141)	(7,112)
Lease asset	(2,678)	(4,453)
Deferred revenue	—	(310)
Total deferred tax liabilities	(55,935)	(53,157)
Net deferred tax liabilities	$(1,888)	$450

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Net deferred tax liabilities were included in the consolidated balance sheets as follows:

	As of January 31,
	2023	2024
Long-term prepaid expenses and other assets	$909	$4,137
Deferred income taxes, noncurrent	(2,797)	(3,687)
Net deferred tax liabilities	$(1,888)	$450
Income taxes payable, which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of January 31, 2023 and 2024 were $1.3 million and $2.0 million, respectively.
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. The Company has established a valuation allowance in the amount of $138.4 million and $148.3 million as of January 31, 2023 and 2024, respectively, because the Company believes it is not more likely than not the deferred tax asset in jurisdictions excluding several foreign jurisdictions will be realized.
Based on all available positive and negative evidence, having demonstrated sustained profitability and cumulative pre-tax book income for the past three years, which is objective and verifiable, the Company concluded that it is more likely than not that the Company’s United Kingdom deferred tax assets will be realizable. As a result, the Company released the valuation allowance against the United Kingdom deferred tax assets and reflected the release as a component of income tax provision (benefit) in the amount of $3.7 million as of the fiscal year ended January 31, 2024.
For the fiscal years ended January 31, 2022, 2023, and 2024, the valuation allowance increased by $39.0 million, $29.3 million, and $9.9 million, respectively.
Prior to the SimpleNexus acquisition, the Company recorded a net U.S. deferred tax asset which is offset with a valuation allowance. On the Acquisition Date, the Company recorded net U.S. deferred tax liabilities, most of which relate to identifiable finite-life intangible assets. The Company evaluated this positive evidence and determined a portion of these deferred tax liabilities allow the Company to recognize $24.6 million of the Company’s U.S. deferred tax assets, which results in a reduction of the valuation allowance. In accordance with ASC 805-740-30-3, the Company reflected the reduction of the valuation allowance as a component of income tax provision (benefit) at the Acquisition Date, and during the fiscal year ended January 31, 2022.
The Company maintains its assertion of the Company’s intent for certain foreign earnings to be indefinitely reinvested. As of January 31, 2024, the Company has not recorded taxes on approximately $24.4 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries. The Company generally does not provide for taxes related to the Company’s undistributed earnings because such earnings either would not be taxable when remitted or they are indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a tax liability will be recognized, which could include other taxes such as withholding tax. The determination of the amount of the unrecognized tax liability is directly influenced by the Company’s net operating loss and valuation allowance position in the U.S. If the Company were to repatriate the undistributed earnings, the tax liability is $1.1 million.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The net operating loss and tax credit carryforwards as of January 31, 2024 were as follows:

	As of January 31, 2024	First Fiscal Year Expiring
Federal net operating loss carryforwards	$21,678	2034
Federal net operating loss carryforwards[1]	383,200	Non-expiring
State net operating loss carryforwards[1]	275,364	2028
State net operating loss carryforwards[1]	91,028	Non-expiring
Foreign net operating loss carryforwards	8,138	2031
Foreign net operating loss carryforwards	35,318	Non-expiring
Federal tax credit carryforwards[1]	12,933	2037
State tax credit carryforwards	3,179	2032
1The Company acquired a portion of these carryforwards in the SimpleNexus acquisition during the fiscal year ended January 31, 2022. These acquired carryforwards will be subject to limitations which could limit the Company's utilization in future periods.
The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. As of January 31, 2024, the Company is no longer subject to U.S. federal and state examinations by tax authorities for tax years prior to 2020. However, amounts reported as net operating losses and tax credit carryforwards from these tax periods remain subject to review by most tax authorities.
The United States Tax Cuts and Job Act of 2017 (the “U.S. Tax Legislation”) was enacted on December 22, 2017. The U.S. Tax Legislation significantly revised the United States tax code by, among other things, introducing a tax on foreign earnings in excess of a deemed return on tangible assets of foreign corporations (known as “GILTI”) for tax years beginning after December 31, 2017. The guidance indicated that companies must make a policy election to either record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future years or treat any taxes on GILTI inclusions as period costs when incurred. The Company completed its analysis of the tax effects of the GILTI provisions as of January 31, 2024 and elected to account for these tax effects as period costs when incurred.
In 2021, the Organization of Economic Cooperation and Development introduced its Pillar Two Framework Model Rules ("Pillar 2"). The Company does not expect Pillar 2 to impact its tax liability and will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.
The Company recognizes the income tax benefits of any uncertain tax positions only when, based upon the technical merits of the position, it is more likely than not that the position is sustainable upon examination. With the information available, the Company has performed an analysis and as of January 31, 2023 and 2024, the Company has not recognized any unrecognized tax benefits, interest or penalties for any income tax positions.
Note 13. Defined Contribution Plan
The Company has a 401(k) plan for its employees in the United States who meet the plan requirements. The Company, at its discretion, may make matching contributions. Employees are immediately vested in their contributions. The Company also has a Registered Retirement Savings Plan covering all eligible employees in Canada. Employer contributions for the fiscal years ended January 31, 2022, 2023, and 2024 were $3.2 million, $7.0 million, and $3.3 million, respectively.
Note 14. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through December 2033, some of which include options to extend for up to five years.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of lease expense were as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
Operating lease expense	$2,945	$4,066	$4,940
Variable lease expense	885	1,276	1,979
Short-term lease expense	281	508	451
Total	$4,111	$5,850	$7,370
Supplemental cash flow information related to operating leases were as follows:

	Fiscal Year Ended January 31,
	2022	2023	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,082	$4,993	$4,489
Operating right-of-use assets obtained in exchange for operating lease liabilities	1,771	2,050	13,152
Modification to reduce operating right-of-use assets and operating lease liabilities	—	842	—
Operating right-of-use assets and operating lease liabilities disposed of	—	—	115
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of January 31, 2024 were 6.72 years and 5.6%, respectively.
Future minimum lease payments as of January 31, 2024 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2025	$3,994
2026	4,479
2027	3,186
2028	2,783
2029	1,712
Thereafter	6,490
Total lease liabilities	22,644
Less: imputed interest	(2,572)
Total lease obligations	20,072
Less: current obligations	(3,649)
Long-term lease obligations	$16,423
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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenant requires the Company and its subsidiaries on a consolidated basis to maintain Consolidated Liquidity of not less than $50.0 million. Consolidated Liquidity is measured as the sum of 100% of unrestricted and unencumbered cash of the Company and its domestic subsidiaries, 75% of unrestricted and unencumbered cash of the Company’s foreign subsidiaries and the lesser of Credit Facility availability and $25.0 million. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender which is considered restricted cash and is included in long-term prepaid expenses and other assets as of January 31, 2023 and January 31, 2024 on the Company's consolidated balance sheets.
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
The Company had $30.0 million and $0.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants as of January 31, 2023 and January 31, 2024, respectively. The available borrowing capacity under the Credit Facility was $50.0 million as of January 31, 2024.
See Note 20 "Subsequent Events" for additional information.
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
The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.
Purchase commitments and future minimum lease payments required under financing obligations as of January 31, 2024 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2025	$74,768	$4,543
2026	73,151	4,644
2027	71,749	3,950
2028	70,000	—
2029	—	—
Thereafter	—	—
Total	$289,668	$13,137
Residual financing obligations and assets		49,476
Less: amount representing interest		(8,459)
Financing obligations		$54,154
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of January 31, 2024 was 5.7%.
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
Legal Proceedings
From time to time, the Company is involved in legal proceedings or is subject to claims arising in the ordinary course of business including the following:
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina (the "District Court"). The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. ("Live Oak") and Apiture, Inc. ("Apiture") not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. On April 28, 2022, the District Court approved settlements between the plaintiff and defendant Live Oak in the amount of approximately $3.9 million and unnamed party Apiture in the amount of approximately $0.8 million. In July 2023, through mediation, the Company and the plaintiff reached a settlement agreement in principle of approximately $2.2 million. The Company remitted the $2.2 million settlement to an escrow agent in the fourth quarter of fiscal 2024, and the District Court entered the Final Judgement of Dismissal on March 14, 2024.
On September 26, 2022, a purported stockholder of the Company filed a complaint in the Delaware Court of Chancery in connection with the series of mergers in which the Company became the parent of nCino OpCo and SimpleNexus. The complaint, captioned City of Hialeah Employees’ Retirement System, Derivatively on Behalf of Nominal Defendants nCINO, INC. (f/k/a Penny HoldCo, Inc.) and nCINO OpCo, Inc. (f/k/a nCino, Inc.) v. INSIGHT VENTURE PARTNERS, LLC, et al., C.A. No. 2022-0846-MTZ, names as defendants, Insight Ventures Partners, LLC., Insight Holdings Group, LLC., the Company’s directors and certain officers, along with nCino, Inc. and nCino OpCo, Inc. as nominal defendants, and alleges that the members of the board of directors, controlling stockholders, and officers violated their fiduciary duties in the course of negotiating and approving the series of mergers. The complaint alleges damages in an unspecified amount. Pursuant to the rights in its bylaws and Delaware law, the Company is advancing the costs incurred by the director and officer defendants in this action, and the defendants may assert indemnification rights in respect of an adverse judgment or settlement of the action, if any. Given the uncertainty and preliminary stages of this matter, the Company is unable to reasonably estimate any possible loss or range of loss that may result. Therefore, the Company has not made an accrual for the above matter in the consolidated financial statements. On December 28, 2023, the Delaware Court of Chancery granted in full defendants' motions to dismiss the complaint. On January 25, 2024, the plaintiff filed a notice of appeal.
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
Note 17. Related-Party Transactions
The Company’s largest vendor was also an equityholder in the Company. Total payments related to the reseller agreement with this party are disclosed in Note 9 "Reseller Agreement." The Company also purchases services from this party to assist in managing its own sales cycle, customer relationship management, and other business functions. Based solely on information reported in a Schedule 13G/A filed with the SEC on February 11, 2022, this vendor was no longer considered a related party as of December 31, 2021, and the amounts disclosed related to them are accordingly presented while the vendor was considered a related party. The Company continues to do business with the vendor and transactions after December 31, 2021 are no longer disclosed. Total payments for these services recorded to expenses were $1.5 million for the fiscal year ended January 31, 2022.
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
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million and is included in investments as of January 31, 2023 and January 31, 2024 on the Company's consolidated balance sheets. The investment is considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, own greater than ten percent of Zest AI. On May 23, 2023, the Company announced a strategic partnership with Zest AI to build an integration into the Company's consumer banking solution to enable lenders with streamlined access to consumer credit lending insights.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 18. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the fiscal years ended January 31, 2022, 2023, and 2024 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2022	2023	2024
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(49,446)	$(102,720)	$(42,346)
Denominator
Weighted-average common shares outstanding	96,722,464	110,615,734	112,672,397
Basic and diluted loss per share attributable to nCino, Inc.	$(0.51)	$(0.93)	$(0.38)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Fiscal Year Ended January 31,
	2022	2023	2024
Stock options issued and outstanding	2,629,109	2,009,323	1,212,704
Nonvested RSUs issued and outstanding	3,012,440	3,531,387	5,626,125
Shares issuable pursuant to the ESPP	12,471	21,079	105,227
Note 19. Restructuring
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
The Company incurred charges in the fourth quarter of the Company’s fiscal 2023 of $4.8 million in connection with the restructuring plan. The accrual for severance and related benefit costs of $5.0 million for terminated employees was included in accrued compensation and benefits on the consolidated balance sheets as of January 31, 2023 and was paid in the first quarter of the Company’s fiscal 2024. The Company had no restructuring charges for the fiscal year ended January 31, 2022.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company’s restructuring charges were as follows:

	Fiscal Year Ended January 31,
	2023				2024
	Severance and other employee costs	Stock-based compensation (benefit)	Lease exit fees[1]	Total	Severance and other employee costs	Stock-based compensation (benefit)	Lease exit fees[1]	Total
Cost of subscription revenues	$—	$—	$4	$4	$—	$—	$51	$51
Cost of professional services and other revenues	324	(9)	9	324	—	—	118	118
Sales and marketing	1,324	(31)	9	1,302	—	—	100	100
Research and development	2,105	(141)	30	1,994	—	—	352	352
General and administrative	1,210	(29)	2	1,183	—	—	6	6
Total	$4,963	$(210)	$54	$4,807	$—	$—	$627	$627
1These expenses reduced operating lease right-of-use assets on the consolidated balance sheets.
Note 20. Subsequent Events
On February 9, 2024, the Company entered into a First Amendment to extend the existing maturity date of the Credit Facility provided for under the Credit Agreement to February 11, 2025.
On March 17, 2024, the Company entered into the Second Amendment which increased our borrowing availability to $100.0 million and extended the existing maturity date of the Credit Facility under the Credit Facility to March 17, 2029. Borrowings under the Credit Facility bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Lender’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.3125%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.3125%, in each case with such margin subject to a step down based on achievement of a certain leverage ratio. The Company is also required to pay an unused commitment fee to the Lender of 0.30% of the average daily unutilized commitments (with a step down based on achievement of a certain leverage ratio). The Company must also pay customary letter of credit fees. The financial covenants require the Company and its subsidiaries on a consolidated basis to maintain (i) a Consolidated Senior Secured Leverage Ratio not in excess of 2.50:1.00 as of the end of any fiscal quarter, and (ii) a Consolidated Interest Coverage Ratio not less than 3.00:1.00 as of the end of any fiscal quarter beginning with the second quarter of fiscal year 2025.
On March 18, 2024, the Company borrowed $75.0 million under the Credit Facility. The interest rate at time of borrowing was 7.36%.
In March 2024, the Company's wholly-owned subsidiary, nCino OpCo, acquired all of the outstanding equity of DocFox, Inc. ("DocFox"), a leading solution provider automating onboarding experiences for commercial and business banking. The aggregate purchase price for the DocFox acquisition totaled $75.0 million and was funded with proceeds from the Credit Facility and available cash on hand. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of finalizing the accounting for this transaction and will complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of our first quarter of fiscal 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at January 31, 2024, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at January 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the guidelines established in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2024.
The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended January 31, 2024, the following Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On January 11, 2024, Josh Glover, President and Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 40,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 15, 2025, or earlier if all transactions under the trading arrangement are completed.
On January 16, 2024, Sean Desmond, Chief Customer Success Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 33,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 3, 2024, or earlier if all transactions under the trading arrangement are completed.
On January 16, 2024, Gregory Orenstein, Chief Financial Officer & Treasurer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 172,448 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 17, 2025, or earlier if all transactions under the trading arrangement are completed.
On January 16, 2024, April Rieger, Chief Legal & Compliance Officer and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 39,144 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 17, 2025, or earlier if all transactions under the trading arrangement are completed.
On January 16, 2024, William Ruh, Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 185,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 16, 2025, or earlier if all transactions under the trading arrangement are completed.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference from the sections entitled “Proposal One: Election of Class I Directors Named in this Proxy Statement,” “Corporate Governance,” and “Executive Officers” from our Proxy Statement relating to our 2024 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” "Executive Compensation," and “Director Compensation” from our Proxy Statement relating to our 2024 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” from our Proxy Statement relating to our 2024 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” from our Proxy Statement relating to our 2024 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policy” from our Proxy Statement relating to our 2024 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
The Financial Statement Schedules have been omitted because they are not required, not applicable, or the required information is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of November 16, 2021, by and among nCino, Inc., Penny HoldCo, Inc., Dollar Merger Sub, Inc., Penny Merger Sub, LLC, SimpleNexus, LLC, Insight Venture Partners, LLC, and the other parties thereto	8-K	001-39380	2.1	November 17, 2021
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
4.1	Form of Common Stock Certificate	10-K	001-41211	4.1	March 31, 2022
4.2	First Amended and Restated Investors’ Rights Agreement, dated February 12, 2015, as amended, among nCino, Inc. and certain holders of its capital stock.	S-1	333-239335	4.2	June 22, 2020
4.3	First Amendment to First Amended and Restated Investors’ Rights Agreement, dated May 25, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.3	July 6, 2020
4.4	Second Amendment to First Amended and Restated Investors’ Rights Agreement, dated November 23, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.4	July 6, 2020
4.5	Third Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 31, 2017, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.5	July 6, 2020
4.6	Fourth Amendment to First Amended and Restated Investors’ Rights Agreement, dated January 16, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.6	July 6, 2020
4.7	Fifth Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 12, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.7	July 6, 2020

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.8	Sixth Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 16, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.8	July 6, 2020
4.9	Seventh Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 30, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.9	July 6, 2020
4.10	Assignment and Assumption Agreement, dated January 7, 2022, by and among nCino, Inc. and nCino OpCo, Inc., with respect to the First Amended and Restated Investors’ Rights Agreement, dated as of February 12, 2015, by and among nCino, Inc. and certain Investors	8-K12B	001-41211	4.1	January 10, 2022
4.11	Description of Capital Stock	10-K	001-41211	4.11	March 28, 2023
10.1†	nCino, Inc. 2014 Omnibus Stock Ownership and Long Term Incentive Plan and related form agreements.	S-1	333-239335	10.1	June 22, 2020
10.2†	nCino, Inc. 2019 Amended and Restated Equity Incentive Plan and related form agreements.	S-1/A	333-239335	10.2	July 6, 2020
10.3†	nCino, Inc. Employee Stock Purchase Plan.	S-1/A	333-239335	10.3	July 6, 2020
10.4†	Amended and Restated Employment Agreement with Pierre Naudé.	S-1/A	333-239335	10.4	July 6, 2020
10.5†	Amended and Restated Employment Agreement with Joshua Glover.	S-1/A	333-239335	10.6	July 6, 2020
10.6†	Amended and Restated Employment Agreement with Gregory D. Orenstein	10-K	001-41211	10.7	March 28, 2023
10.7†	Employment Agreement with April Rieger	10-K	001-41211	10.8	March 28, 2023
10.8†	Employment Agreement with Matthew Hansen	10-K	001-41211	10.9	March 28, 2023
10.9†	Form of Indemnification Agreement entered into by and between nCino, Inc. and its directors and executive officers.	S-1/A	333-239335	10.8	July 6, 2020
10.10†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its directors and executive officers relating to each applicable Indemnification Agreement	10-K	001-41211	10.9	March 31, 2022
10.11†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its executive officers relating to each applicable Executive Employment Agreement	10-K	001-41211	10.10	March 31, 2022
10.12++	Partner Application Distribution Agreement by and between Salesforce and the Company, dated June 19, 2020, as amended.	S-1	333-239335	10.7	June 22, 2020
10.13	Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020.	8-K	001-39380	10.1	December 2, 2020
10.14	Amendment to Office Lease by and between Wilmington Investors LLC and nCino, Inc., dated November 25, 2020	8-K	001-39380	10.2	December 2, 2020
10.15	Agreement Regarding Exercise and Assignment of Purchase Option among nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020	8-K	001-39380	10.3	December 2, 2020
10.16	First Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated January 27, 2021	10-K	001-39380	10.12	March 31, 2021

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	8-K	001-39380	10.1	April 7, 2021
10.18	Second Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	10-Q	001-39380	10.1	June 2, 2021
10.19+	Restrictive Covenant Agreement, dated as of November 16, 2021, by and among nCino, Inc. and the Insight Parties thereto	8-K	001-39380	10.1	November 17, 2021
10.20++	Parking Deck Rent Adjustment Notice	10-Q	001-39380	10.2	December 1, 2021
10.21	Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 11, 2022	8-K	001-41211	10.1	February 14, 2022
10.22	New Building Completion Notice	10-Q	001-41211	10.1	November 30, 2022
10.23	First Amendment to Office Lease (New Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023	10-K	001-41211	10.25	March 28, 2023
10.24	Third Amendment to Office Lease (Existing Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023	10-K	001-41211	10.26	March 28, 2023
10.25++	Amendment to Partner Application Distribution Agreement by and between Salesforce and the Company, dated December 20, 2023					X
10.26	First Amendment to Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 9, 2024	8-K	001-41211	10.1	February 13, 2024
10.27	Second Amendment to Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated March 17, 2024	8-K	001-41211	10.1	March 18, 2024
21.1	List of subsidiaries of nCino, Inc.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	nCino, Inc. Policy on Recoupment of Incentive Compensation					X
101.INS	Inline XBRL Instance Document					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Extension Definition					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.
†	Management contract, compensatory plan or arrangement.
++	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.
Item 16. Form 10–K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: March 26, 2024	By:	/s/ Pierre Naudé
Pierre Naudé
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2024	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pierre Naudé	Chairman and Chief Executive Officer	March 26, 2024
Pierre Naudé	(Principal Executive Officer)

/s/ Gregory D. Orenstein	Chief Financial Officer & Treasurer	March 26, 2024
Gregory D. Orenstein	(Principal Financial Officer)

/s/ Jeanette Sellers	Vice President of Accounting	March 26, 2024
Jeanette Sellers	(Principal Accounting Officer)

/s/Steven Collins	Director	March 26, 2024
Steven Collins

/s/ Jon Doyle	Director	March 26, 2024
Jon Doyle

/s/ Jeffrey Horing	Director	March 26, 2024
Jeffrey Horing

/s/ Pam Kilday	Director	March 26, 2024
Pam Kilday

/s/ Spencer Lake	Director	March 26, 2024
Spencer Lake

/s/ William Ruh	Director	March 26, 2024
William Ruh

/s/ William Spruill	Director	March 26, 2024
William Spruill