Form 10-Q
period 2024-04-30
nCino, Inc.
filed 2024-05-29
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,084,198 shares of common stock, $0.0005 par value per share, as of May 24, 2024.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2024	April 30, 2024
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,277 and $1,983 at January 31, 2024 and April 30, 2024, respectively)	$112,085	$129,481
Accounts receivable, less allowances of $1,451 and $1,100 at January 31, 2024 and April 30, 2024, respectively	112,975	78,508
Costs capitalized to obtain revenue contracts, current portion, net	10,544	11,356
Prepaid expenses and other current assets	15,171	17,239
Total current assets	250,775	236,584
Property and equipment, net	79,145	77,701
Operating lease right-of-use assets, net	19,261	16,702
Costs capitalized to obtain revenue contracts, noncurrent, net	17,425	18,909
Goodwill	838,869	907,513
Intangible assets, net	115,572	142,705
Investments (related party $2,500 at January 31, 2024 and April 30, 2024)	9,294	9,294
Long-term prepaid expenses and other assets	10,089	14,484
Total assets	$1,340,430	$1,423,892
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,842	$16,118
Accrued compensation and benefits	16,283	11,064
Accrued expenses and other current liabilities	10,847	8,816
Deferred revenue, current portion	170,941	179,835
Financing obligations, current portion	1,474	1,520
Operating lease liabilities, current portion	3,649	4,338
Total current liabilities	215,036	221,691
Operating lease liabilities, noncurrent	16,423	13,423
Deferred income taxes, noncurrent	3,687	10,288
Deferred revenue, noncurrent	—	656
Revolving credit facility, noncurrent	—	55,000
Financing obligations, noncurrent	52,680	52,275
Other long-term liabilities	—	2,577
Total liabilities	287,826	355,910
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	3,428	4,105
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2024 and April 30, 2024	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2024 and April 30, 2024; 113,684,299 and 114,339,887 shares issued and outstanding as of January 31, 2024 and April 30, 2024, respectively	57	57
Additional paid-in capital	1,400,881	1,417,838
Accumulated other comprehensive income	996	872
Accumulated deficit	(352,758)	(354,890)
Total stockholders’ equity	1,049,176	1,063,877
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,340,430	$1,423,892
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended April 30,
	2023	2024
Revenues
Subscription	$97,340	$110,406
Professional services and other	16,332	17,681
Total revenues	113,672	128,087
Cost of revenues
Subscription	29,157	31,780
Professional services and other	17,031	19,400
Total cost of revenues	46,188	51,180
Gross profit	67,484	76,907
Operating expenses
Sales and marketing	29,941	28,045
Research and development	28,195	29,981
General and administrative	17,975	22,544
Total operating expenses	76,111	80,570
Loss from operations	(8,627)	(3,663)
Non-operating income (expense)
Interest income	537	605
Interest expense	(1,379)	(1,477)
Other expense, net	(782)	(744)
Loss before income taxes	(10,251)	(5,279)
Income tax provision (benefit)	1,393	(2,982)
Net loss	(11,644)	(2,297)
Net loss attributable to redeemable non-controlling interest (Note 3)	(280)	(165)
Adjustment attributable to redeemable non-controlling interest (Note 3)	(121)	844
Net loss attributable to nCino, Inc.	$(11,243)	$(2,976)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.10)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	112,032,536	114,197,068
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2023	2024
Net loss	$(11,644)	$(2,297)
Other comprehensive income (loss):
Foreign currency translation	114	(131)
Other comprehensive income (loss)	114	(131)
Comprehensive loss	(11,530)	(2,428)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(280)	(165)
Foreign currency translation attributable to redeemable non-controlling interest	(10)	(7)
Comprehensive loss attributable to redeemable non-controlling interest	(290)	(172)
Comprehensive loss attributable to nCino, Inc.	$(11,240)	$(2,256)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2023	111,424,132	$56	$1,333,669	$694	$(310,341)	$1,024,078
Exercise of stock options	247,518	—	1,601	—	—	1,601
Stock issuance upon vesting of restricted stock units	528,831	—	—	—	—	—
Stock-based compensation	—	—	10,859	—	—	10,859
Other comprehensive income	—	—	—	124	—	124
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	121	—	(11,364)	(11,243)
Balance, April 30, 2023	112,200,481	$56	$1,346,250	$818	$(321,705)	$1,025,419

	Three Months Ended April 30, 2024
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2024	113,684,299	$57	$1,400,881	$996	$(352,758)	$1,049,176
Exercise of stock options	199,300	—	1,601	—	—	1,601
Stock issuance upon vesting of restricted stock units	456,288	—	—	—	—	—
Stock-based compensation	—	—	16,200	—	—	16,200
Other comprehensive loss	—	—	—	(124)	—	(124)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(844)	—	(2,132)	(2,976)
Balance, April 30, 2024	114,339,887	$57	$1,417,838	$872	$(354,890)	$1,063,877
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2023	2024
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(11,243)	$(2,976)
Net loss and adjustment attributable to redeemable non-controlling interest	(401)	679
Net loss	(11,644)	(2,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,131	8,290
Non-cash operating lease costs	1,189	1,615
Amortization of costs capitalized to obtain revenue contracts	2,439	2,741
Amortization of debt issuance costs	46	10
Stock-based compensation	10,865	16,205
Deferred income taxes	332	(3,441)
Provision for (recovery of) bad debt	298	(131)
Net foreign currency losses	363	756
Change in operating assets and liabilities:
Accounts receivable	18,278	37,464
Costs capitalized to obtain revenue contracts	(1,035)	(5,105)
Prepaid expenses and other assets	(1,238)	(2,092)
Accounts payable	(259)	3,812
Accrued expenses and other liabilities	(13,227)	(8,192)
Deferred revenue	16,755	6,175
Operating lease liabilities	(990)	(1,368)
Net cash provided by operating activities	31,303	54,442
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(90,737)
Acquisition of assets	(356)	(150)
Purchases of property and equipment	(1,605)	(342)
Net cash used in investing activities	(1,961)	(91,229)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	—	75,000
Payments on revolving credit facility	(15,000)	(20,000)
Payments of debt issuance costs	—	(262)
Exercise of stock options	1,388	1,601
Principal payments on financing obligations	(244)	(359)
Net cash provided by (used in) financing activities	(13,856)	55,980
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	593	(1,799)
Net increase in cash, cash equivalents, and restricted cash	16,079	17,394
Cash, cash equivalents, and restricted cash, beginning of period	87,418	117,444
Cash, cash equivalents, and restricted cash, end of period	$103,497	$134,838

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$98,136	$129,481
Restricted cash included in prepaid expenses and other current assets	5,160	—
Restricted cash included in long-term prepaid expenses and other assets	201	5,357
Total cash, cash equivalents, and restricted cash, end of period	$103,497	$134,838

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$1,084	$862
Cash paid for interest	$1,490	$823
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$182	$—
Deferred costs, accrued but not paid	$—	$140
Receivables from exercise of stock options	$213	$—
Accrued purchase price related to acquisitions	$—	$300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Description of Business
The Company is a software-as-a-service ("SaaS") company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in the U.S., North America, Europe, Asia Pacific, and South Africa.
On September 8, 2023, SimpleNexus began operating as SimpleNexus, LLC d/b/a nCino Mortgage, LLC ("nCino Mortgage").
The Company’s fiscal year ends on January 31.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and applicable rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on March 26, 2024. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated.
The Company is subject to the normal risks associated with technology companies that have not demonstrated sustainable income from operations, including product development, the risk of customer acceptance and market penetration of its products and services and, ultimately, the need to attain profitability to generate positive cash resources.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2025 or any future period.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2024 and April 30, 2024. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2024, no individual customer represented more than 10% of accounts receivable. As of April 30, 2024, one individual customer represented 15% of accounts receivable. For the three months ended April 30, 2023 and 2024, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is included in long-term prepaid expenses and other assets at January 31, 2024 and April 30, 2024 on the unaudited condensed consolidated balance sheets.
Allowances: The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable, current market and economic conditions, and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. This estimate is analyzed quarterly and adjusted as necessary. The Company records the allowance against bad debt expense through the unaudited condensed consolidated statements of operations, included in general and administrative expenses, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the unaudited condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Three Months Ended April 30,
	2023	2024
Balance, beginning of period	$899	$1,451
Charged to (recovery of) bad debt expense	298	(131)
Write-offs and other	(157)	(220)
Translation adjustments	(3)	—
Balance, end of period	$1,037	$1,100

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
Recent Accounting Pronouncements Not Yet Adopted: In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance includes amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s unaudited condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments to enhance existing income tax disclosure requirements, primarily related to the rate reconciliation and income taxes paid disclosures. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the ASU retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s unaudited condensed consolidated financial statements.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of April 30, 2024, the Company controls a majority of the outstanding common stock in nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company's ownership of 51%.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $4.1 million at April 30, 2024.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended April 30,
	2023	2024
Balance, beginning of period	$3,589	$3,428
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(280)	(165)
Foreign currency translation	(10)	(7)
Adjustment to redeemable non-controlling interest	(121)	844
Stock-based compensation expense[1]	6	5
Balance, end of period	$3,184	$4,105
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2024 and April 30, 2024 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2024 and April 30, 2024 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,649	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	359	—	—
Total assets	$39,008	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of April 30, 2024
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$31,030	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	357	—	—
Total assets	$31,387	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three months ended April 30, 2023 and 2024.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended April 30,
	2023	2024
United States	$94,446	$102,241
International	19,226	25,846
	$113,672	$128,087
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. For the three months ended April 30, 2023 and 2024, no country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2024 and April 30, 2024:

	As of January 31, 2024	As of April 30, 2024
Trade accounts receivable	$106,170	$68,564
Unbilled accounts receivable	7,699	10,187
Allowance for doubtful accounts	(1,451)	(1,100)
Other accounts receivable	557	857
Total accounts receivable, net	$112,975	$78,508
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
were offset by decreases due to revenues recognized in the period. During the three months ended April 30, 2024, $78.9 million of revenues were recognized out of the deferred revenue balance as of January 31, 2024.
Remaining performance obligations were $1.07 billion as of April 30, 2024. The Company expects to recognize approximately 66% of its remaining performance obligation as revenues in the next 24 months, approximately 28% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2024	As of April 30, 2024
Furniture and fixtures	$12,066	$12,060
Computers and equipment	8,010	7,634
Buildings and land	56,379	56,379
Leasehold improvements	27,712	27,703
Construction in progress	170	305
	104,337	104,081
Less accumulated depreciation	(25,192)	(26,380)
	$79,145	$77,701
The Company recognized depreciation expense as follows:

	Three Months Ended April 30,
	2023	2024
Cost of subscription revenues	$137	$121
Cost of professional services and other revenues	444	342
Sales and marketing	439	342
Research and development	723	609
General and administrative	283	194
Total depreciation expense	$2,026	$1,608
Note 7. Business Combinations
DocFox, Inc. (“DocFox”)
On March 20, 2024 (the "DocFox Acquisition Date"), the Company acquired through a merger the outstanding equity interests of DocFox, which provides a solution to automate onboarding experiences for commercial and business banking. The Company acquired DocFox for its complementary product set, which helps simplify and automate the onboarding and account opening process. The Company has included the financial results of DocFox in the consolidated statements of operations from the DocFox Acquisition Date. Including the $2.0 million in post combination expense referenced below, transaction costs associated with the DocFox acquisition were approximately $3.9 million and were recorded in general and administrative expenses for the three months ended April 30, 2024.
The Company paid a total of $74.3 million in cash as of the DocFox Acquisition Date. Included in the total cash paid was $6.2 million for DocFox common stock options that were cash settled on the DocFox Acquisition Date. The $6.2 million fair value of the DocFox common stock options was allocated between consideration transferred and post combination expense in the amounts of $4.2 million and $2.0 million, respectively. As there was no future service requirement due to accelerated vesting of these options, the entire $2.0 million was recorded as transaction cost immediately following the acquisition and not in consideration transferred. The $2.0 million is included within general and administrative expense for the

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
three months ended April 30, 2024. The estimated fair value of the consideration transferred was $72.4 million on the DocFox Acquisition Date.
In addition, the Company issued 198,505 RSUs with an approximate fair value of $6.1 million to certain employees of DocFox, which will vest over four years subject to such employees' continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and has been excluded from the purchase consideration.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the DocFox Acquisition Date:

Fair Value
Cash and cash equivalents	$1,400
Accounts receivable	1,898
Operating lease right-of-use assets, net	405
Other current and noncurrent assets	444
Intangible assets	24,600
Goodwill	57,430
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(3,495)
Deferred revenue, current and noncurrent	(3,505)
Operating lease liabilities, current and noncurrent	(405)
Deferred income taxes	(6,407)
Net assets acquired	$72,365
The transaction was accounted for using the acquisition method and, as a result, tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the DocFox Acquisition Date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is complete. The Company determined the acquisition date contract assets and liabilities in accordance with ASC 606.
Due to the timing of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2025, but no later than one year from the DocFox Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available, valuations are finalized and the tax returns for the pre-acquisition period are completed. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the review and valuation of intangible assets (including key assumptions, inputs and estimates), (ii) finalizing the Company's review of certain assets acquired and liabilities assumed, (iii) finalizing the evaluation and valuation of certain legal matters and/or loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, (iv) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities, including uncertain tax positions, and (v) finalizing the Company’s review of the acquired contracts and related contract assets and liabilities. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table sets forth the components of the preliminary fair value of identifiable intangible assets and their estimated useful lives over which the acquired intangible assets will be amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed as of the DocFox Acquisition Date:

	Fair Value	Useful Life
Trade name	$200	1 year
Customer relationships	16,400	10 years
Developed technology	8,000	5 years
Total intangible assets subject to amortization	$24,600
Developed technology represents the preliminary fair value of DocFox's technology. Customer relationships represent the preliminary fair value of the underlying relationships with DocFox's customers. Trade names represents the preliminary fair value of DocFox’s company name. The Company continues to assess the rates used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships and trade name and customer attrition rate for customer relationships.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not expected to be deductible for tax.
The financial results of DocFox since the DocFox Acquisition Date are included in the Company's unaudited condensed consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to DocFox as they did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Integrated Lending Technologies, LLC (“ILT”)
On April 1, 2024 (the "ILT Acquisition Date”), the Company acquired all outstanding membership interests of ILT, which provides industry-leading consumer loan origination software that streamlines direct and indirect lending operations. The Company acquired ILT for its complementary products and believes this will provide greater value for new and existing customers. The Company has included the financial results of ILT in the consolidated statements of operations from the ILT Acquisition Date. Transaction costs associated with the ILT acquisition were approximately $0.9 million and were recorded in general and administrative expenses for the three months ended April 30, 2024.
The fair value of the consideration transferred was $19.9 million and paid in cash on the ILT Acquisition Date, subject to a net working capital adjustment.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the ILT Acquisition Date:

Fair Value
Cash and cash equivalents	$164
Accounts receivable	343
Intangible assets	8,660
Goodwill	11,009
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(240)
Net assets acquired	$19,936
The transaction was accounted for using the acquisition method and, as a result, tangible and intangible assets acquired, and liabilities assumed were recorded at their estimated fair values at the ILT Acquisition Date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill and is subject to

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
revision as the purchase price allocation is completed. The Company determined the acquisition date contract assets and liabilities in accordance with ASC 606.
Due to the timing of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2025, but no later than one year from the ILT Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available and valuations are finalized. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the review and valuation of intangible assets (including key assumptions, inputs and estimates), (ii) finalizing the Company's review of certain assets acquired and liabilities assumed, and (iii) finalizing the Company’s review of the acquired contracts and related contract assets and liabilities. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
The following table sets forth the components of the preliminary fair value of identifiable intangible assets and their estimated useful lives over which the acquired intangible assets will be amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed as of the ILT Acquisition Date:

	Fair Value	Useful Life
Trade name	$210	1 year
Customer relationships	5,870	10 years
Developed technology	2,580	5 years
Total intangible assets subject to amortization	$8,660
Developed technology represents the preliminary estimated fair value of ILT’s technology. Customer relationships represent the preliminary estimated fair value of the underlying relationships with ILT’s customers. Trade name represents the preliminary estimated fair value of ILT’s company name. The Company continues to assess the rates used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships and trade name and customer attrition rate for customer relationships.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce and approximately $11.0 million is expected to be deductible for tax purposes.
The financial results of ILT since the ILT Acquisition Date are included in the Company's unaudited condensed consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to ILT as they did not have a material effect on the Company’s condensed consolidated financial statements.
Note 8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2024	$838,869
Acquisitions	68,439
Translation adjustments	205
Balance, April 30, 2024	$907,513

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2024			As of April 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,468	$(38,010)	$45,458	$88,080	$(36,160)	$51,920
Customer relationships	91,704	(22,085)	69,619	114,076	(24,508)	89,568
Trademarks and trade name	14,624	(14,624)	—	413	(43)	370
Other	919	(424)	495	1,369	(522)	847
	$190,715	$(75,143)	$115,572	$203,938	$(61,233)	$142,705
During the three months ended April 30, 2023 and 2024, the Company wrote off approximately $0.0 million and $20.6 million of fully amortized intangible assets and the corresponding accumulated amortization, respectively.
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended April 30,
	2023	2024
Cost of subscription revenues	$4,251	$4,118
Cost of professional services and other revenues	82	82
Sales and marketing	2,772	2,482
Total amortization expense	$7,105	$6,682
During the third quarter of fiscal 2024, the Company rebranded the SimpleNexus solution to nCino Mortgage, resulting in a change to the trade name useful life and recorded incremental amortization of $10.1 million to fully amortize the remaining trade name intangible asset.
The expected future amortization expense for intangible assets as of April 30, 2024 is as follows:

Fiscal Year Ending January 31,
2025 (remaining)	$22,034
2026	28,860
2027	27,593
2028	13,135
2029	13,035
Thereafter	38,048
$142,705
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 9. Stock-Based Compensation
Stock Options
Stock option activity for the three months ended April 30, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2024	1,212,704	$7.14
Granted	—	—
Expired or forfeited	(1,000)	14.71
Exercised	(199,300)	8.03
Outstanding, April 30, 2024	1,012,404	$6.96
Exercisable, April 30, 2024	1,012,404	$6.96
Fully vested or expected to vest, April 30, 2024	1,012,404	$6.96
Restricted Stock Units
RSU activity during the three months ended April 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2024	5,626,125	$33.19
Granted	2,207,404	34.30
Vested	(456,288)	51.56
Forfeited	(322,795)	35.94
Nonvested, April 30, 2024	7,054,446	$32.23
As of April 30, 2024, total unrecognized compensation expense related to non-vested RSUs was $190.2 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 3.08 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the three months ended April 30, 2023 and 2024 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Three Months Ended April 30,
	2023	2024
Expected life (in years)	0.50	0.50
Expected volatility	61.86%	38.70%
Expected dividends	0.00%	0.00%
Risk-free interest rate	4.77%	5.24%

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended April 30,
	2023	2024
Cost of subscription revenues	$314	$562
Cost of professional services and other revenues	1,629	2,779
Sales and marketing	3,211	3,956
Research and development	3,000	4,226
General and administrative	2,711	4,682
Total stock-based compensation expense	$10,865	$16,205
Note 10. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through December 2033, some of which include options to extend for up to five years.
The components of lease expense were as follows:

	Three Months Ended April 30,
	2023	2024
Operating lease expense	$1,305	$1,334
Variable lease expense	461	623
Short-term lease expense	122	90
Total	$1,888	$2,047
Supplemental cash flow information related to operating leases were as follows:

	Three Months Ended April 30,
	2023	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,106	$1,087
Operating right-of-use assets obtained in exchange for operating lease liabilities	132	705
Operating right-of-use assets and operating lease liabilities disposed of	—	1,947
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of April 30, 2024 were 6.18 years and 6.7%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of April 30, 2024 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2025 (remaining)	$3,260
2026	4,951
2027	3,218
2028	2,740
2029	1,688
Thereafter	6,343
Total lease liabilities	22,200
Less: imputed interest	(4,439)
Total lease obligations	17,761
Less: current obligations	(4,338)
Long-term lease obligations	$13,423
Note 11. Revolving Credit Facility
On February 11, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, nCino OpCo (the “Borrower”), certain subsidiaries of the Company as guarantors, and Bank of America, N.A. as lender (the “Lender”), pursuant to which the Lender provided to the Borrower a senior secured revolving credit facility of up to $50.0 million (the “Credit Facility”). The Credit Facility includes borrowing capacity available for letters of credit subject to a sublimit of $7.5 million. Any issuance of letters of credit will reduce the amount available under the Credit Facility.
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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenants require the Company and its subsidiaries on a consolidated basis to maintain (i) a Consolidated Senior Secured Leverage Ratio not in excess of 2.50:1.00 as of the end of any fiscal quarter, and (ii) a Consolidated Interest Coverage Ratio not less than 3.00:1.00 as of the end of any fiscal quarter beginning with the second quarter of fiscal year 2025. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender which is considered restricted cash and is included in long-term prepaid expenses and other assets as of January 31, 2024 and April 30, 2024 on the Company's unaudited condensed consolidated balance sheets.
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
The Company had $0.0 million and $55.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants as of January 31, 2024 and April 30, 2024, respectively. As of April 30, 2024, the applicable interest rate was 7.36%. The available borrowing capacity under the Credit Facility was $45.0 million as of April 30, 2024.
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
Financing Obligations
The Company's financing obligations consist of leases for the Company's headquarters and parking deck in which the Company is deemed the owner of for accounting purposes. The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.
Purchase commitments and future minimum lease payments required under financing obligations as of April 30, 2024 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2025 (remaining)	$56,082	$3,409
2026	73,237	4,644
2027	71,785	3,950
2028	70,000	—
Total	$271,104	$12,003
Residual financing obligations and assets		49,476
Less: amount representing interest		(7,684)
Financing obligations		$53,795
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of April 30, 2024 was 5.7%.
Indemnification
In the ordinary course of business, the Company generally includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. The Company has not accrued any material liabilities related to such obligations in the accompanying unaudited condensed consolidated financial statements.

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
Note 13. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million and is included in investments as of January 31, 2024 and April 30, 2024 on the Company's unaudited condensed consolidated balance sheets. The investment is considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, own greater than ten percent of Zest AI. On May 23, 2023, the Company announced a strategic partnership with Zest AI to build an integration into the Company's consumer banking solution to enable lenders with streamlined access to consumer credit lending insights.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended April 30, 2023 and 2024 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2023	2024
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(11,243)	$(2,976)
Denominator
Weighted-average common shares outstanding	112,032,536	114,197,068
Basic and diluted loss per share attributable to nCino, Inc.	$(0.10)	$(0.03)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2023	2024
Stock options issued and outstanding	1,761,555	1,012,404
Nonvested RSUs issued and outstanding	3,103,071	7,054,446
Shares issuable pursuant to the ESPP	98,750	106,134

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on March 26, 2024. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to "fiscal 2025" refer to the fiscal year ended January 31, 2025.
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
nCino was originally founded in a bank to improve that FI’s operations and client service. After realizing that the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce made it difficult to maintain relevancy in their clients' lives—were endemic across the financial services industry, nCino spun out as a separate company in late 2011. This heritage is the foundation of our deep banking domain expertise, which differentiates us, continues to drive our strategy, and makes us uniquely qualified to help FIs become more efficient by providing an end-to-end platform that spans business lines and combines capabilities for a seamless experience.
The nCino Bank Operating System was initially designed to help transform commercial and small business lending for community and regional banks. This solution was introduced to enterprise banks in the United States ("U.S.") in 2014, and then internationally in 2017, and has subsequently expanded across North America, Europe, the Middle East, South Africa and Asia-Pacific. Throughout this market expansion, we broadened the nCino Bank Operating System by adding functionality for consumer lending, client onboarding, deposit account opening, analytics and artificial intelligence and machine learning. In fiscal 2020, we made two acquisitions as part of our strategy to build out our nIQ capabilities and we established our nCino K.K joint venture to facilitate our entry into the Japanese market. An acquisition in fiscal 2022 expanded our capabilities to the U.S. point-of-sale mortgage market.
On March 20, 2024 (the "DocFox Acquisition Date"), we acquired DocFox, Inc. ("DocFox") which provides a solution for automating onboarding experiences for commercial and business banking, for an aggregate preliminary purchase price of $74.3 million. We funded the purchase consideration with $75.0 million borrowed under the Credit Facility as further described in Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have included the financial results of DocFox in our unaudited condensed consolidated financial statements from the DocFox Acquisition Date.
We acquired Integrated Lending Technologies, LLC ("ILT") on April 1, 2024 (the "ILT Acquisition Date"), which provides consumer loan origination software that streamlines direct and indirect lending operations, for an aggregate preliminary purchase price of $19.9 million in cash. We have included the financial results of ILT in our unaudited condensed consolidated financial statements from the ILT Acquisition Date.
See Note 7 "Business Combinations" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the DocFox and ILT acquisitions.
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
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of April 30, 2024, we had 205 sales and sales support personnel in the U.S. and 88 sales and support personnel in offices outside the U.S.
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
For the three months ended April 30, 2023 and 2024, our total revenues were $113.7 million and $128.1 million, respectively, representing a 12.7% increase. For the three months ended April 30, 2023 and 2024, our subscription revenues were $97.3 million and $110.4 million, respectively, representing an 13.4% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $11.2 million and $3.0 million for the three months ended April 30, 2023 and 2024, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 20.2% of total revenues for the three months ended April 30, 2024. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, and allocated overhead, as well as acquisition-related expenses, which are primarily related to legal, consulting and other professional services fees. We expect general and administrative expenses will decrease as a percentage of revenues over the long term as we leverage the investments we have made to date.
Non-Operating Income (Expense)
Interest Income. Interest income consists primarily of interest earned on our cash and cash equivalents.
Interest Expense. Interest expense consists primarily of interest related to our financing obligations along with interest expense on borrowings, commitment fees, and amortization of debt issuance costs associated with our secured revolving credit facility.
Other Expense, Net. Other expense, net consists primarily of foreign currency gains and losses, the majority of which is due to intercompany transactions denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision (Benefit). Income tax provision (benefit) consists of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three months ended April 30, 2023 and 2024 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended April 30,
	2023	2024
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$97,340	$110,406
Professional services and other revenues	16,332	17,681
Total revenues	113,672	128,087
Cost of revenues:
Cost of subscription revenues	29,157	31,780
Cost of professional services and other revenues	17,031	19,400
Total cost of revenues	46,188	51,180
Gross profit	67,484	76,907
Operating expenses:
Sales and marketing	29,941	28,045
Research and development	28,195	29,981
General and administrative	17,975	22,544
Total operating expenses	76,111	80,570
Loss from operations	(8,627)	(3,663)
Non-operating income (expense):
Interest income	537	605
Interest expense	(1,379)	(1,477)
Other expense, net	(782)	(744)
Loss before income taxes	(10,251)	(5,279)
Income tax provision (benefit)	1,393	(2,982)
Net loss	(11,644)	(2,297)
Net loss attributable to redeemable non-controlling interest	(280)	(165)
Adjustment attributable to redeemable non-controlling interest	(121)	844
Net loss attributable to nCino, Inc.	$(11,243)	$(2,976)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.10)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	112,032,536	114,197,068
The Company recognized stock-based compensation expense as follows:

	Three Months Ended April 30,
($ in thousands)	2023	2024
Cost of subscription revenues	$314	$562
Cost of professional services and other revenues	1,629	2,779
Sales and marketing	3,211	3,956
Research and development	3,000	4,226
General and administrative	2,711	4,682
Total stock-based compensation expense	$10,865	$16,205

The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended April 30,
($ in thousands)	2023	2024
Cost of subscription revenues	$4,251	$4,118
Cost of professional services and other revenues	82	82
Sales and marketing	2,772	2,482
Total amortization expense	$7,105	$6,682

	Three Months Ended April 30,
	2023	2024
Revenues:
Subscription revenues	85.6%	86.2%
Professional services and other revenues	14.4	13.8
Total revenues	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	30.0	28.8
Cost of professional services and other revenues	104.3	109.7
Total cost of revenues	40.6	40.0
Gross profit	59.4	60.0
Operating expenses:
Sales and marketing	26.3	21.9
Research and development	24.8	23.4
General and administrative	15.8	17.6
Total operating expenses	66.9	62.9
Loss from operations	(7.5)	(2.9)
Non-operating income (expense):
Interest income	0.5	0.5
Interest expense	(1.2)	(1.2)
Other expense, net	(0.7)	(0.6)
Loss before income taxes	(8.9)	(4.2)
Income tax provision (benefit)	1.2	(2.3)
Net loss	(10.1)%	(1.9)%
Comparison of the Three Months Ended April 30, 2023 and 2024
Revenues

	Three Months Ended April 30,
($ in thousands)	2023		2024
Revenues:
Subscription revenues	$97,340	85.6%	$110,406	86.2%
Professional services and other revenues	16,332	14.4	17,681	13.8
Total revenues	$113,672	100.0%	$128,087	100.0%
Subscription Revenues
Subscription revenues increased $13.1 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 54.5% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 45.5% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended April 30, 2023. Subscription revenues were 86.2% of total revenues for the three months ended April 30, 2024 compared to 85.6% of total revenues for the three months ended April 30, 2023, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $1.3 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
($ in thousands)	2023		2024
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$29,157	30.0%	$31,780	28.8%
Cost of professional services and other revenues	17,031	104.3	19,400	109.7
Total cost of revenues	$46,188	40.6	$51,180	40.0
Gross profit	$67,484	59.4%	$76,907	60.0%
Cost of Subscription Revenues
Cost of subscription revenues increased $2.6 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, generating a gross margin for subscription revenues of 71.2% compared to a gross margin of 70.0% for the three months ended April 30, 2023. Costs related to Salesforce user fees increased $1.3 million as we continued to add new customers and sell additional functionality to existing customers, and other costs of subscription revenues increased $0.4 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $1.1 million, mainly from an increase in headcount. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $2.4 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, generating a gross margin for professional services and other revenues of (9.7)% compared to a gross margin of (4.3)% for the three months ended April 30, 2023. Stock-based compensation expense was $1.6 million and $2.8 million for the three months ended April 30, 2023 and 2024, respectively. For the three months ended April 30, 2024, personnel costs, including stock-based compensation expense, increased $2.5 million for professional services compared to the three months ended April 30, 2023, mainly from an increase in headcount.
Operating Expenses

	Three Months Ended April 30,
($ in thousands)	2023		2024
Operating expenses:
Sales and marketing	$29,941	26.3%	$28,045	21.9%
Research and development	28,195	24.8	29,981	23.4
General and administrative	17,975	15.8	22,544	17.6
Total operating expenses	76,111	66.9	80,570	62.9
Loss from operations	$(8,627)	(7.5)%	$(3,663)	(2.9)%

Sales and Marketing
Sales and marketing expenses decreased $1.9 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to a decrease of $0.6 million in sales-related travel costs, a decrease of $0.6 million in amortization expense due to fully amortizing the remaining trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage during the third quarter of fiscal 2024, and a decrease of $0.5 million in third-party professional fees. The decrease in sales and marketing expenses also included a decrease of $0.3 million in marketing costs. Sales and marketing personnel costs were comparable for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, due to an increase in stock-based compensation expense offset by a decrease in headcount.
Our sales and marketing headcount decreased by 20 from April 30, 2023 to April 30, 2024. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development
Research and development expenses increased $1.8 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to an increase of $2.0 million in personnel costs, mainly from an increase in headcount and a $1.2 million increase in stock-based compensation expense.
Our research and development headcount increased by 9 from April 30, 2023 to April 30, 2024. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses increased $4.6 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to an increase of $3.0 million in third party professional fees and expenses related to the acquisitions of DocFox and ILT, partially offset by decreases in fees and expenses related to other litigation expenses including the closure of the government antitrust investigation and settlement of the related civil action (the "Antitrust Matters") disclosed in Note 12 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q and a decrease in other professional fees. The increase in general and administrative expenses for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 also included an increase of $2.1 million in personnel costs, mostly attributable to an increase of $2.0 million in stock-based compensation expense. The increase in general and administrative expenses was partially offset by a decrease of $0.5 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount increased by 2 from April 30, 2023 to April 30, 2024. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Non-Operating Income (Expense)

	Three Months Ended April 30,
($ in thousands)	2023		2024
Interest income	$537	0.5%	$605	0.5%
Interest expense	(1,379)	(1.2)	(1,477)	(1.2)
Other expense, net	(782)	(0.7)	(744)	(0.6)
Non-operating income (expense) for the three months ended April 30, 2024 was essentially flat as compared to the three months ended April 30, 2023.
Income Tax Provision (Benefit)

	Three Months Ended April 30,
($ in thousands)	2023		2024
Income tax provision (benefit)	$1,393	1.2%	$(2,982)	(2.3)%
Income tax benefit was $3.0 million for the three months ended April 30, 2024 compared to a provision of $1.4 million for the three months ended April 30, 2023, and resulted in an effective tax rate of 56.5% and (13.6)%, respectively. The change in the effective tax rate for the three months ended April 30, 2024 compared to the effective tax rate for the three months ended April 30, 2023 was primarily due to a reduction of our valuation allowance.
Prior to the DocFox acquisition, we continued to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. On the DocFox Acquisition Date, the Company measured and recorded net U.S. deferred tax liabilities, most of which relate to identifiable intangible assets. The deferred tax liabilities recognized provide additional positive evidence that a portion of the Company's U.S. deferred tax assets are realizable. As a result, the Company reduced the valuation allowance by $3.6 million during the three months ended April 30, 2024.
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
Accordingly, we believe that this financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, and enhancing the overall understanding of our past performance and future prospects. Although the calculation of non-GAAP financial measures may vary from company to company, our detailed presentation may facilitate analysis and comparison of our operating results by management and investors with other peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results in their public disclosures. This non-GAAP financial measure is non-GAAP operating income, as discussed below.
Non-GAAP operating income. Non-GAAP operating income is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, legal expenses related to certain litigation, and restructuring and related charges. Non-GAAP operating income is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating income eliminates potential differences in performance caused by these items that are not indicative of the Company's ongoing operating performance and hinders comparability with prior and future performance.
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

The following table reconciles non-GAAP operating income to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended April 30,
($ in thousands)	2023	2024
GAAP loss from operations	$(8,627)	$(3,663)
Adjustments
Amortization of intangible assets	7,105	6,682
Stock-based compensation expense	10,865	16,205
Acquisition-related expenses	211	5,040
Litigation expenses[1]	1,145	181
Restructuring and related charges	239	—
Total adjustments	19,565	28,108
Non-GAAP operating income	$10,938	$24,445
1Represents legal expenses related to the Antitrust Matters and a shareholder derivative lawsuit.
Liquidity and Capital Resources
As of April 30, 2024, we had $129.5 million in cash and cash equivalents, and an accumulated deficit of $354.9 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
To date, we have funded our capital needs through issuances of common stock including our initial public offering in July 2020, operating cash flows, and starting fiscal 2023, our revolving line of credit. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings.
On March 17, 2024, the Company entered into the Second Amendment for the Credit Facility which, among other things, increased our borrowing availability to $100.0 million. In March 2024, we borrowed $75.0 million under the Credit Facility to fund the acquisition of DocFox. In April 2024, we repaid $20.0 million under the Credit Facility. As of April 30, 2024, the applicable interest rate was 7.36%. The Company had $55.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants as of April 30, 2024. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We believe that current cash and cash equivalents as well as borrowings available under the Credit Facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, and any potential future acquisitions. We expect to incur capital expenditures in fiscal 2025 for planned office build-outs to accommodate our growth, primarily for an international office, which we estimate to be approximately $8.2 million. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2024 and April 30, 2024, the redeemable non-controlling interest was $3.4 million and $4.1 million, respectively.
As part of our joint venture obligations, we made an additional cash capital contribution of $1.0 million to nCino K.K. during the third quarter of fiscal 2024.
Cash Flows
Summary Cash Flow information for the three months ended April 30, 2023 and 2024 are set forth below:

	Three Months Ended April 30,
($ in thousands)	2023	2024
Net cash provided by operating activities	$31,303	$54,442
Net cash used in investing activities	(1,961)	(91,229)
Net cash provided by (used in) financing activities	(13,856)	55,980
Net Cash Provided by Operating Activities
The $54.4 million provided by operating activities in the three months ended April 30, 2024 reflects our net loss of $2.3 million, offset by $30.7 million generated by changes in working capital accounts and $26.0 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, deferred income taxes, non-cash operating lease costs, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, and recovery of bad debt. Cash generated by working capital accounts was principally a function of a $37.5 million decrease in accounts receivable due to the timing of billings and collections from customers, a $6.2 million increase in deferred revenue due to the timing of billings and revenue recognition, and a $3.8 million increase in accounts payable which includes acquisition related expenses. The cash generated by working capital accounts was partially offset by a $8.2 million decrease in accrued expenses and other liabilities primarily due to the payout of bonuses and commissions, an increase of $5.1 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.1 million increase in prepaid expenses and other assets, and a $1.4 million decrease in operating lease liabilities.
The $31.3 million provided by operating activities in the three months ended April 30, 2023 reflects our net loss of $11.6 million, offset by $24.7 million in non-cash charges and $18.3 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $18.3 million decrease in accounts receivable due to timing of billings and collections from customers and a $16.8 million increase in deferred revenue, as we expanded our customer base and renewed existing customers. The cash generated by working capital accounts was partially offset by a $13.2 million decrease in accrued expenses and other liabilities which includes payments of approximately $5.0 million for severance and other employee costs associated with restructuring. Additional offsets were a $1.2 million increase in prepaid expenses and other assets, payments of $1.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $1.0 million decrease in operating lease liabilities, and a $0.3 million decrease in accounts payable.
Net Cash Used in Investing Activities
The $91.2 million used in investing activities in the three months ended April 30, 2024 was comprised of $90.7 million used for the acquisitions of DocFox and ILT, $0.3 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $0.2 million for an asset acquisition. The $2.0 million used in investing activities in the three months ended April 30, 2023 was comprised of $1.6 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $0.4 million for the final cash consideration relating to an asset acquisition completed in August 2022.

Net Cash Provided by (Used in) Financing Activities
The $56.0 million provided by financing activities in the three months ended April 30, 2024 was comprised principally of $75.0 million proceeds from borrowings on the Credit Facility to fund the acquisition of DocFox and $1.6 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially offset by payments of $20.0 million on the Credit Facility, principal payments of $0.4 million on financing obligations, and payments of debt issuance costs of $0.3 million. The $13.9 million used in financing activities in the three months ended April 30, 2023 was comprised principally of payments of $15.0 million on the Credit Facility and principal payments of $0.2 million on financing obligations. The cash used in financing activities was partially offset by $1.4 million of proceeds from the exercise of stock options.
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
There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on March 26, 2024.
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
Interest Rate Risk
At April 30, 2024, we had cash, cash equivalents and restricted cash of $134.8 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. On March 17, 2024, the Company entered into the Second Amendment which, among other things, increased our borrowing availability to $100.0 million. Borrowings bear interest, at the Borrower's option, at: (i) a base rate equal to the greatest of (a) the Lender’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.3125%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.3125%, in each case with such margin subject to a step down based on achievement of a certain leverage ratio. As a result, we are exposed to increased interest rate risk as we make draws. At April 30, 2024, we had $55.0 million outstanding under the Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
At April 30, 2024, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $8.5 million on our cash, cash equivalents and restricted cash at April 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at April 30, 2024, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at April 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
There are no material changes to the risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on March 26, 2024 under the heading "Risk Factors." You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operation. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended April 30, 2024, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On April 3, 2024, Matthew Hansen, Chief Product Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 285,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 1, 2025, or earlier if all transactions under the trading arrangement are completed.
On April 12, 2024, April Rieger, Chief Legal & Compliance Officer and Secretary, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 39,144 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until January 17, 2025, or earlier if all transactions under the trading arrangement had been completed.
On April 12, 2024, April Rieger, Chief Legal & Compliance Officer and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 29,700 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 28, 2025, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
10.1	First Amendment to Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 9, 2024	8-K	001-41211	10.1	February 13, 2024
10.2	Second Amendment to Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated March 17, 2024	8-K	001-41211	10.1	March 18, 2024
10.3†	Independent Contractor Agreement with Joshua Glover					X
10.4†	Amended and Restated Employment Agreement with Sean Desmond					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Management contract, compensatory plan or arrangement.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: May 29, 2024	By:	/s/ Pierre Naudé
Pierre Naudé
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2024	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)