Form 10-Q
period 2024-07-31
nCino, Inc.
filed 2024-08-27
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,559,517 shares of common stock, $0.0005 par value per share, as of August 22, 2024.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2024	July 31, 2024
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,277 and $1,963 at January 31, 2024 and July 31, 2024, respectively)	$112,085	$121,410
Accounts receivable, less allowances of $1,451 and $1,204 at January 31, 2024 and July 31, 2024, respectively	112,975	78,819
Costs capitalized to obtain revenue contracts, current portion, net	10,544	11,565
Prepaid expenses and other current assets	15,171	16,957
Total current assets	250,775	228,751
Property and equipment, net	79,145	76,785
Operating lease right-of-use assets, net	19,261	15,928
Costs capitalized to obtain revenue contracts, noncurrent, net	17,425	19,137
Goodwill	838,869	908,000
Intangible assets, net	115,572	135,524
Investments (related party $2,500 at January 31, 2024 and July 31, 2024)	9,294	9,294
Long-term prepaid expenses and other assets	10,089	15,328
Total assets	$1,340,430	$1,408,747
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,842	$13,137
Accrued compensation and benefits	16,283	11,555
Accrued expenses and other current liabilities	10,847	7,930
Deferred revenue, current portion	170,941	172,038
Financing obligations, current portion	1,474	1,567
Operating lease liabilities, current portion	3,649	4,750
Total current liabilities	215,036	210,977
Operating lease liabilities, noncurrent	16,423	12,508
Deferred income taxes, noncurrent	3,687	11,196
Deferred revenue, noncurrent	—	569
Revolving credit facility, noncurrent	—	40,000
Financing obligations, noncurrent	52,680	51,865
Other long-term liabilities	—	2,644
Total liabilities	287,826	329,759
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	3,428	4,133
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2024 and July 31, 2024	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2024 and July 31, 2024; 113,684,299 and 115,387,309 shares issued and outstanding as of January 31, 2024 and July 31, 2024, respectively	57	58
Additional paid-in capital	1,400,881	1,439,245
Accumulated other comprehensive income	996	1,407
Accumulated deficit	(352,758)	(365,855)
Total stockholders’ equity	1,049,176	1,074,855
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,340,430	$1,408,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Revenues
Subscription	$99,897	$113,911	$197,237	$224,317
Professional services and other	17,339	18,492	33,671	36,173
Total revenues	117,236	132,403	230,908	260,490
Cost of revenues
Subscription	29,719	33,367	58,876	65,147
Professional services and other	18,328	20,564	35,359	39,964
Total cost of revenues	48,047	53,931	94,235	105,111
Gross profit	69,189	78,472	136,673	155,379
Operating expenses
Sales and marketing	32,164	31,713	62,105	59,758
Research and development	29,889	34,271	58,084	64,252
General and administrative	21,930	20,394	39,905	42,938
Total operating expenses	83,983	86,378	160,094	166,948
Loss from operations	(14,794)	(7,906)	(23,421)	(11,569)
Non-operating income (expense)
Interest income	835	321	1,372	926
Interest expense	(1,044)	(1,835)	(2,423)	(3,312)
Other income (expense), net	469	150	(313)	(594)
Loss before income taxes	(14,534)	(9,270)	(24,785)	(14,549)
Income tax provision (benefit)	1,545	1,753	2,938	(1,229)
Net loss	(16,079)	(11,023)	(27,723)	(13,320)
Net loss attributable to redeemable non-controlling interest (Note 3)	(268)	(58)	(548)	(223)
Adjustment attributable to redeemable non-controlling interest (Note 3)	73	75	(48)	919
Net loss attributable to nCino, Inc.	$(15,884)	$(11,040)	$(27,127)	$(14,016)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.14)	$(0.10)	$(0.24)	$(0.12)
Weighted average number of common shares outstanding:
Basic and diluted	112,396,716	115,180,130	112,262,527	114,694,001
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Net loss	$(16,079)	$(11,023)	$(27,723)	$(13,320)
Other comprehensive income:
Foreign currency translation	26	540	140	409
Other comprehensive income	26	540	140	409
Comprehensive loss	(16,053)	(10,483)	(27,583)	(12,911)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(268)	(58)	(548)	(223)
Foreign currency translation attributable to redeemable non-controlling interest	—	5	(10)	(2)
Comprehensive loss attributable to redeemable non-controlling interest	(268)	(53)	(558)	(225)
Comprehensive loss attributable to nCino, Inc.	$(15,785)	$(10,430)	$(27,025)	$(12,686)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, April 30, 2023	112,200,481	$56	$1,346,250	$818	$(321,705)	$1,025,419
Exercise of stock options	93,150	—	607	—	—	607
Stock issuance upon vesting of restricted stock units	247,945	—	—	—	—	—
Stock issuance under the employee stock purchase plan	120,084	—	2,698	—	—	2,698
Stock-based compensation	—	—	15,275	—	—	15,275
Other comprehensive income	—	—	—	26	—	26
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(73)	—	(15,811)	(15,884)
Balance, July 31, 2023	112,661,660	$56	$1,364,757	$844	$(337,516)	$1,028,141

	Three Months Ended July 31, 2024
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, April 30, 2024	114,339,887	$57	$1,417,838	$872	$(354,890)	$1,063,877
Exercise of stock options	13,411	—	136	—	—	136
Stock issuance upon vesting of restricted stock units	940,029	1	(1)	—	—	—
Stock issuance under the employee stock purchase plan	93,982	—	2,514	—	—	2,514
Stock-based compensation	—	—	18,833	—	—	18,833
Other comprehensive income	—	—	—	535	—	535
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(75)	—	(10,965)	(11,040)
Balance, July 31, 2024	115,387,309	$58	$1,439,245	$1,407	$(365,855)	$1,074,855
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended July 31, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2023	111,424,132	$56	$1,333,669	$694	$(310,341)	$1,024,078
Exercise of stock options	340,668	—	2,208	—	—	2,208
Stock issuance upon vesting of restricted stock units	776,776	—	—	—	—	—
Stock issuance under the employee stock purchase plan	120,084	—	2,698	—	—	2,698
Stock-based compensation	—	—	26,134	—	—	26,134
Other comprehensive income	—	—	—	150	—	150
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	48	—	(27,175)	(27,127)
Balance, July 31, 2023	112,661,660	$56	$1,364,757	$844	$(337,516)	$1,028,141

	Six Months Ended July 31, 2024
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2024	113,684,299	$57	$1,400,881	$996	$(352,758)	$1,049,176
Exercise of stock options	212,711	—	1,737	—	—	1,737
Stock issuance upon vesting of restricted stock units	1,396,317	1	(1)	—	—	—
Stock issuance under the employee stock purchase plan	93,982	—	2,514	—	—	2,514
Stock-based compensation	—	—	35,033	—	—	35,033
Other comprehensive income	—	—	—	411	—	411
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(919)	—	(13,097)	(14,016)
Balance, July 31, 2024	115,387,309	$58	$1,439,245	$1,407	$(365,855)	$1,074,855
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2023	2024
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(27,127)	$(14,016)
Net loss and adjustment attributable to redeemable non-controlling interest	(596)	696
Net loss	(27,723)	(13,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,297	17,219
Non-cash operating lease costs	2,421	2,715
Amortization of costs capitalized to obtain revenue contracts	4,869	5,645
Amortization of debt issuance costs	92	31
Stock-based compensation	26,146	35,044
Deferred income taxes	790	(2,656)
Provision for bad debt	756	25
Net foreign currency losses (gains)	(38)	392
Loss on disposal of long-lived assets	144	30
Change in operating assets and liabilities:
Accounts receivable	18,446	37,778
Costs capitalized to obtain revenue contracts	(3,002)	(8,382)
Prepaid expenses and other assets	1,051	(2,430)
Accounts payable	(1,406)	768
Accrued expenses and other liabilities	(9,313)	(8,645)
Deferred revenue	13,772	(2,572)
Operating lease liabilities	(2,035)	(2,201)
Net cash provided by operating activities	43,267	59,441
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(90,839)
Acquisition of assets	(356)	(300)
Purchases of property and equipment	(2,464)	(786)
Net cash used in investing activities	(2,820)	(91,925)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	—	75,000
Payments on revolving credit facility	(30,000)	(35,000)
Payments of debt issuance costs	—	(370)
Exercise of stock options	2,204	1,737
Stock issuance under the employee stock purchase plan	2,698	2,514
Principal payments on financing obligations	(564)	(722)
Net cash provided by (used in) financing activities	(25,662)	43,159
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	1,166	(1,354)
Net increase in cash, cash equivalents, and restricted cash	15,951	9,321
Cash, cash equivalents, and restricted cash, beginning of period	87,418	117,444
Cash, cash equivalents, and restricted cash, end of period	$103,369	$126,765

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$98,003	$121,410
Restricted cash included in prepaid expenses and other current assets	5,162	—
Restricted cash included in long-term prepaid expenses and other assets	204	5,355
Total cash, cash equivalents, and restricted cash, end of period	$103,369	$126,765

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2023	2024
Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$1,906	$2,035
Cash paid for interest	$2,580	$2,843
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$29	$239
Deferred costs, accrued but not paid	$—	$46
Receivables from exercise of stock options	$4	$—
Accrued purchase price related to acquisitions	$—	$150
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2024 and July 31, 2024. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2024 and July 31, 2024, no individual customer represented 10% of accounts receivable. For the three and six months ended July 31, 2023 and 2024, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consists of a minimum cash balance the Company maintains with a lender under the Company's revolving credit facility. The remaining restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards. Restricted cash is included in long-term prepaid expenses and other assets at January 31, 2024 and July 31, 2024 on the unaudited condensed consolidated balance sheets.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Balance, beginning of period	$1,037	$1,100	$899	$1,451
Charged to bad debt expense	458	156	756	25
Write-offs and other	(622)	(52)	(779)	(272)
Translation adjustments	3	—	—	—
Balance, end of period	$876	$1,204	$876	$1,204
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
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of July 31, 2024, the Company controls a majority of the outstanding common stock in nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company's ownership of 51%.
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
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Balance, beginning of period	$3,184	$4,105	$3,589	$3,428
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(268)	(58)	(548)	(223)
Foreign currency translation	—	5	(10)	(2)
Adjustment to redeemable non-controlling interest	73	75	(48)	919
Stock-based compensation expense[1]	6	6	12	11
Balance, end of period	$2,995	$4,133	$2,995	$4,133
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2024 and July 31, 2024 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2024 and July 31, 2024 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,649	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	359	—	—
Total assets	$39,008	$—	$—

	Fair value measurements on a recurring basis as of July 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$30,480	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	355	—	—
Total assets	$30,835	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three and six months ended July 31, 2023 and 2024.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
United States	$95,315	$104,925	$189,761	$207,166
International	21,921	27,478	41,147	53,324
	$117,236	$132,403	$230,908	$260,490
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. For the three and six months ended July 31, 2023 and 2024, no country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2024 and July 31, 2024:

	As of January 31, 2024	As of July 31, 2024
Trade accounts receivable	$106,170	$66,411
Unbilled accounts receivable	7,699	12,520
Allowance for doubtful accounts	(1,451)	(1,204)
Other accounts receivable	557	1,092
Total accounts receivable, net	$112,975	$78,819
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the six months ended July 31, 2024, $134.3 million of revenues were recognized out of the deferred revenue balance as of January 31, 2024.
Remaining performance obligations were $1.04 billion as of July 31, 2024. The Company expects to recognize approximately 67% of its remaining performance obligation as revenues in the next 24 months, approximately 27% more in the following 25 to 48 months, and the remainder thereafter.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2024	As of July 31, 2024
Furniture and fixtures	$12,066	$12,003
Computers and equipment	8,010	7,477
Buildings and land	56,379	56,379
Leasehold improvements	27,712	27,714
Construction in progress	170	611
	104,337	104,184
Less accumulated depreciation	(25,192)	(27,399)
	$79,145	$76,785
The Company recognized depreciation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Cost of subscription revenues	$150	$121	$287	$242
Cost of professional services and other revenues	474	327	918	669
Sales and marketing	445	323	884	665
Research and development	747	619	1,470	1,228
General and administrative	306	190	589	384
Total depreciation expense	$2,122	$1,580	$4,148	$3,188
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
The Company paid a total of $74.3 million in cash as of the DocFox Acquisition Date. Included in the total cash paid was $6.2 million for DocFox common stock options that were cash settled on the DocFox Acquisition Date. The $6.2 million fair value of the DocFox common stock options was allocated between consideration transferred and post combination expense in the amounts of $4.2 million and $2.0 million, respectively. As there was no future service requirement due to accelerated vesting of these options, the entire $2.0 million was recorded as transaction cost immediately following the acquisition and not in consideration transferred. The $2.0 million is included within general and administrative expense for the three months ended April 30, 2024. The estimated fair value of the consideration transferred was $72.4 million on the DocFox Acquisition Date.
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
Integrated Lending Technologies, LLC (“ILT”)
On April 1, 2024 (the "ILT Acquisition Date”), the Company acquired all outstanding membership interests of ILT, which provides consumer loan origination software that streamlines direct and indirect lending operations. The Company acquired ILT for its complementary products and believes this will provide greater value for new and existing customers. The Company has included the financial results of ILT in the consolidated statements of operations from the ILT Acquisition Date. Transaction costs associated with the ILT acquisition were approximately $0.9 million and were recorded in general and administrative expenses for the three months ended April 30, 2024.
The fair value of the consideration transferred was $19.9 million and paid in cash on the ILT Acquisition Date, subject to a net working capital adjustment. The net working capital adjustment was finalized in July 2024, resulting in an increase to the purchase price of $0.1 million which was recorded to goodwill.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of July 31, 2024:

Fair Value
Cash and cash equivalents	$164
Accounts receivable	343
Intangible assets	8,660
Goodwill	11,111
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(240)
Net assets acquired	$20,038
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
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce and approximately $11.1 million is expected to be deductible for tax purposes.
The financial results of ILT since the ILT Acquisition Date are included in the Company's unaudited condensed consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to ILT as they did not have a material effect on the Company’s condensed consolidated financial statements.
Note 8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2024	$838,869
Acquisitions	68,541
Translation adjustments	590
Balance, July 31, 2024	$908,000
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2024			As of July 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,468	$(38,010)	$45,458	$88,080	$(40,564)	$47,516
Customer relationships	91,704	(22,085)	69,619	114,241	(27,240)	87,001
Trademarks and trade name	14,624	(14,624)	—	419	(148)	271
Other	919	(424)	495	1,369	(633)	736
	$190,715	$(75,143)	$115,572	$204,109	$(68,585)	$135,524
During the six months ended July 31, 2024, the Company wrote off approximately $20.6 million of fully amortized intangible assets and the corresponding accumulated amortization.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Cost of subscription revenues	$4,190	$4,404	$8,441	$8,522
Cost of professional services and other revenues	83	83	165	165
Sales and marketing	2,771	2,862	5,543	5,344
Total amortization expense	$7,044	$7,349	$14,149	$14,031
During the third quarter of fiscal 2024, the Company rebranded the SimpleNexus solution to nCino Mortgage, resulting in a change to the trade name useful life and recorded incremental amortization of $10.1 million to fully amortize the remaining trade name intangible asset.
The expected future amortization expense for intangible assets as of July 31, 2024 is as follows:

Fiscal Year Ending January 31,
2025 (remaining)	$14,699
2026	28,878
2027	27,610
2028	13,152
2029	13,052
Thereafter	38,133
$135,524
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Stock-Based Compensation
Stock Options
Stock option activity for the six months ended July 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2024	1,212,704	$7.14
Granted	—	—
Expired or forfeited	(1,375)	12.06
Exercised	(212,711)	8.16
Outstanding, July 31, 2024	998,618	$6.92
Exercisable, July 31, 2024	998,618	$6.92
Fully vested or expected to vest, July 31, 2024	998,618	$6.92

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Restricted Stock Units
RSU activity during the six months ended July 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2024	5,626,125	$33.19
Granted	2,558,830	33.73
Vested	(1,396,317)	33.58
Forfeited	(426,301)	35.97
Nonvested, July 31, 2024	6,362,337	$33.19
As of July 31, 2024, total unrecognized compensation expense related to non-vested RSUs was $178.6 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.93 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the six months ended July 31, 2023 and 2024 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Six Months Ended July 31,
	2023	2024
Expected life (in years)	0.50	0.50
Expected volatility	61.66% - 61.86%	38.70% - 38.91%
Expected dividends	0.00%	0.00%
Risk-free interest rate	4.77% - 5.53%	5.24% - 5.37%
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Cost of subscription revenues	$485	$793	$799	$1,355
Cost of professional services and other revenues	2,460	2,980	4,089	5,759
Sales and marketing	3,830	4,184	7,041	8,140
Research and development	4,279	5,286	7,279	9,512
General and administrative	4,227	5,596	6,938	10,278
Total stock-based compensation expense	$15,281	$18,839	$26,146	$35,044

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
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Operating lease expense	$1,312	$1,392	$2,617	$2,726
Variable lease expense	473	647	934	1,270
Short-term lease expense	112	58	234	148
Total	$1,897	$2,097	$3,785	$4,144
Supplemental cash flow information related to operating leases were as follows:

	Six Months Ended July 31,
	2023	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,231	$2,212
Operating right-of-use assets obtained in exchange for operating lease liabilities	132	810
Operating right-of-use assets and operating lease liabilities disposed of	—	1,947
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of July 31, 2024 were 6.21 years and 6.8%, respectively.
Future minimum lease payments as of July 31, 2024 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2025 (remaining)	$2,176
2026	5,054
2027	3,284
2028	2,777
2029	1,715
Thereafter	6,489
Total lease liabilities	21,495
Less: imputed interest	(4,237)
Total lease obligations	17,258
Less: current obligations	(4,750)
Long-term lease obligations	$12,508

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
The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenants require the Company and its subsidiaries on a consolidated basis to maintain (i) a Consolidated Senior Secured Leverage Ratio not in excess of 2.50:1.00 as of the end of any fiscal quarter, and (ii) a Consolidated Interest Coverage Ratio not less than 3.00:1.00 as of the end of any fiscal quarter beginning with the second quarter of fiscal year 2025. The Company is also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender which is considered restricted cash and is included in long-term prepaid expenses and other assets as of January 31, 2024 and July 31, 2024 on the Company's unaudited condensed consolidated balance sheets.
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
The Company had $0.0 million and $40.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants as of January 31, 2024 and July 31, 2024, respectively. As of July 31, 2024, the applicable interest rate was 7.38%. The available borrowing capacity under the Credit Facility was $60.0 million as of July 31, 2024.
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
Purchase commitments and future minimum lease payments required under financing obligations as of July 31, 2024 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2025 (remaining)	$37,933	$2,275
2026	74,639	4,644
2027	73,340	3,950
2028	71,226	—
2029	1,226	—
Thereafter	357	—
Total	$258,721	$10,869
Residual financing obligations and assets		49,476
Less: amount representing interest		(6,913)
Financing obligations		$53,432
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of July 31, 2024 was 5.7%.
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
The Company does not presently believe the above matter will have a material adverse effect on its day-to-day operations or the quality of the services, products or innovation it continues to provide to its customers. However, regardless of the outcome, legal proceedings can have an adverse impact on the Company because of the related expenses, diversion of management resources, and other factors.
Other Commitments and Contingencies
The Company may be subject to audits related to its non-income taxes by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company accrues for any assessments if deemed probable and estimable.
Note 13. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million and is included in investments as of January 31, 2024 and July 31, 2024 on the Company's unaudited condensed consolidated balance sheets. The investment is considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, own greater than ten percent of Zest AI. On May 23, 2023, the Company announced a strategic partnership with Zest AI to build an integration into the Company's consumer banking solution to enable lenders with streamlined access to consumer credit lending insights.
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and six months ended July 31, 2023 and 2024 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(15,884)	$(11,040)	$(27,127)	$(14,016)
Denominator
Weighted-average common shares outstanding	112,396,716	115,180,130	112,262,527	114,694,001
Basic and diluted loss per share attributable to nCino, Inc.	$(0.14)	$(0.10)	$(0.24)	$(0.12)

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Six Months Ended July 31,
	2023	2024
Stock options issued and outstanding	1,664,830	998,618
Nonvested RSUs issued and outstanding	5,784,062	6,362,337
Shares issuable pursuant to the ESPP	16,994	81,048

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
We acquired Integrated Lending Technologies, LLC ("ILT") on April 1, 2024 (the "ILT Acquisition Date"), which provides consumer loan origination software that streamlines direct and indirect lending operations, for an aggregate purchase price of $20.0 million in cash. We have included the financial results of ILT in our unaudited condensed consolidated financial statements from the ILT Acquisition Date.
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
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of July 31, 2024, we had 206 sales and sales support personnel in the U.S. and 88 sales and support personnel in offices outside the U.S.
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
For the three months ended July 31, 2023 and 2024, our total revenues were $117.2 million and $132.4 million, respectively, representing a 12.9% increase. For the three months ended July 31, 2023 and 2024, our subscription revenues were $99.9 million and $113.9 million, respectively, representing a 14.0% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $15.9 million and $11.0 million for the three months ended July 31, 2023 and 2024, respectively. For the six months ended July 31, 2023 and 2024, our total revenues were $230.9 million and $260.5 million, respectively, representing a 12.8% increase. For the six months ended July 31, 2023 and 2024, our subscription revenues were $197.2 million and $224.3 million, respectively, representing a 13.7% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $27.1 million and $14.0 million for the six months ended July 31, 2023 and 2024, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 20.8% of total revenues for the three months ended July 31, 2024 and 20.5% for the six months ended July 31, 2024. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three and six months ended July 31, 2023 and 2024 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$99,897	$113,911	$197,237	$224,317
Professional services and other revenues	17,339	18,492	33,671	36,173
Total revenues	117,236	132,403	230,908	260,490
Cost of revenues:
Cost of subscription revenues	29,719	33,367	58,876	65,147
Cost of professional services and other revenues	18,328	20,564	35,359	39,964
Total cost of revenues	48,047	53,931	94,235	105,111
Gross profit	69,189	78,472	136,673	155,379
Operating expenses:
Sales and marketing	32,164	31,713	62,105	59,758
Research and development	29,889	34,271	58,084	64,252
General and administrative	21,930	20,394	39,905	42,938
Total operating expenses	83,983	86,378	160,094	166,948
Loss from operations	(14,794)	(7,906)	(23,421)	(11,569)
Non-operating income (expense):
Interest income	835	321	1,372	926
Interest expense	(1,044)	(1,835)	(2,423)	(3,312)
Other income (expense), net	469	150	(313)	(594)
Loss before income taxes	(14,534)	(9,270)	(24,785)	(14,549)
Income tax provision (benefit)	1,545	1,753	2,938	(1,229)
Net loss	(16,079)	(11,023)	(27,723)	(13,320)
Net loss attributable to redeemable non-controlling interest	(268)	(58)	(548)	(223)
Adjustment attributable to redeemable non-controlling interest	73	75	(48)	919
Net loss attributable to nCino, Inc.	$(15,884)	$(11,040)	$(27,127)	$(14,016)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.14)	$(0.10)	$(0.24)	$(0.12)
Weighted average number of common shares outstanding:
Basic and diluted	112,396,716	115,180,130	112,262,527	114,694,001

The Company recognized stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2023	2024	2023	2024
Cost of subscription revenues	$485	$793	$799	$1,355
Cost of professional services and other revenues	2,460	2,980	4,089	5,759
Sales and marketing	3,830	4,184	7,041	8,140
Research and development	4,279	5,286	7,279	9,512
General and administrative	4,227	5,596	6,938	10,278
Total stock-based compensation expense	$15,281	$18,839	$26,146	$35,044
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2023	2024	2023	2024
Cost of subscription revenues	$4,190	$4,404	$8,441	$8,522
Cost of professional services and other revenues	83	83	165	165
Sales and marketing	2,771	2,862	5,543	5,344
Total amortization expense	$7,044	$7,349	$14,149	$14,031

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2024	2023	2024
Revenues:
Subscription revenues	85.2%	86.0%	85.4%	86.1%
Professional services and other revenues	14.8	14.0	14.6	13.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.7	29.3	29.9	29.0
Cost of professional services and other revenues	105.7	111.2	105.0	110.5
Total cost of revenues	41.0	40.7	40.8	40.4
Gross profit	59.0	59.3	59.2	59.6
Operating expenses:
Sales and marketing	27.4	24.0	26.9	22.9
Research and development	25.5	25.9	25.2	24.7
General and administrative	18.7	15.4	17.3	16.5
Total operating expenses	71.6	65.3	69.4	64.1
Loss from operations	(12.6)	(6.0)	(10.2)	(4.5)
Non-operating income (expense):
Interest income	0.7	0.2	0.6	0.4
Interest expense	(0.9)	(1.4)	(1.0)	(1.3)
Other income (expense), net	0.4	0.1	(0.1)	(0.2)
Loss before income taxes	(12.4)	(7.1)	(10.7)	(5.6)
Income tax provision (benefit)	1.3	1.3	1.3	(0.5)
Net loss	(13.7)%	(8.4)%	(12.0)%	(5.1)%

Comparison of the Three and Six Months Ended July 31, 2023 and 2024
Revenues

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2023		2024		2023		2024
Revenues:
Subscription revenues	$99,897	85.2%	$113,911	86.0%	$197,237	85.4%	$224,317	86.1%
Professional services and other revenues	17,339	14.8	18,492	14.0	33,671	14.6	36,173	13.9
Total revenues	$117,236	100.0%	$132,403	100.0%	$230,908	100.0%	$260,490	100.0%
Subscription Revenues
Subscription revenues increased $14.0 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 52.0% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 48.0% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended July 31, 2023. Subscription revenues were 86.0% of total revenues for the three months ended July 31, 2024 compared to 85.2% of total revenues for the three months ended July 31, 2023, primarily due to growth in our installed base.
Subscription revenues increased $27.1 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 57.1% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 42.9% was attributable to initial revenues from customers who did not contribute to subscription revenues during the six months ended July 31, 2023. Subscription revenues were 86.1% of total revenues for the six months ended July 31, 2024 compared to 85.4% of total revenues for the six months ended July 31, 2023, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $1.2 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Professional services and other revenues increased $2.5 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2023		2024		2023		2024
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$29,719	29.7%	$33,367	29.3%	$58,876	29.9%	$65,147	29.0%
Cost of professional services and other revenues	18,328	105.7	20,564	111.2	35,359	105.0	39,964	110.5
Total cost of revenues	$48,047	41.0	$53,931	40.7	$94,235	40.8	$105,111	40.4
Gross profit	$69,189	59.0%	$78,472	59.3%	$136,673	59.2%	$155,379	59.6%

Cost of Subscription Revenues
Cost of subscription revenues increased $3.6 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, generating a gross margin for subscription revenues of 70.7% compared to a gross margin of 70.3% for the three months ended July 31, 2023. Other costs of subscription revenues increased $1.7 million due to costs associated with access to other platforms and data center costs, and costs related to Salesforce user fees increased $0.8 million as we continued to add new customers and sell additional functionality to existing customers. Personnel costs, including stock-based compensation expense, increased $1.0 million, mainly from an increase in headcount. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of subscription revenues increased $6.3 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, generating a gross margin for subscription revenues of 71.0% compared to a gross margin of 70.1% for the six months ended July 31, 2023. Costs related to Salesforce user fees increased $2.1 million as we continued to add new customers and sell additional functionality to existing customers, and other costs of subscription revenues increased $2.1 million due to costs associated with access to other platforms and data center costs. Personnel costs, including stock-based compensation expense, increased $2.1 million, mainly from an increase in headcount. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $2.2 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, generating a gross margin for professional services and other revenues of (11.2)% compared to a gross margin of (5.7)% for the three months ended July 31, 2023. For the three months ended July 31, 2024, personnel costs, including stock-based compensation expense, increased $1.8 million for professional services compared to the three months ended July 31, 2023, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included a $0.4 million increase for third-party costs of professional services.
Cost of professional services and other revenues increased $4.6 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, generating a gross margin for professional services and other revenues of (10.5)% compared to a gross margin of (5.0)% for the six months ended July 31, 2023. For the six months ended July 31, 2024, personnel costs, including stock-based compensation expense, increased $4.3 million for professional services compared to the six months ended July 31, 2023, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included a $0.4 million increase for third-party professional services costs.
Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2023		2024		2023		2024
Operating expenses:
Sales and marketing	$32,164	27.4%	$31,713	24.0%	$62,105	26.9%	$59,758	22.9%
Research and development	29,889	25.5	34,271	25.9	58,084	25.2	64,252	24.7
General and administrative	21,930	18.7	20,394	15.4	39,905	17.3	42,938	16.5
Total operating expenses	83,983	71.6	86,378	65.3	160,094	69.4	166,948	64.1
Loss from operations	$(14,794)	(12.6)%	$(7,906)	(6.0)%	$(23,421)	(10.2)%	$(11,569)	(4.5)%
Sales and Marketing
Sales and marketing expenses decreased $0.5 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily due to a decrease of $1.3 million in sales and marketing personnel costs due to a decrease in headcount and a decrease in expatriate tax equalization expenses, partially offset by an increase in stock-based compensation expense. Amortization expense was comparable for the three months ended July 31, 2024 compared to the three months ended July 31, 2023 due to no amortization for the SimpleNexus trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage during the third quarter of fiscal 2024 offset by increased amortization expense for the DocFox and ILT acquisitions. The decrease in sales and marketing expenses was partially offset by an increase of $0.6 million in marketing costs and an increase of $0.2 million in third-party professional fees.

Sales and marketing expenses decreased $2.3 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to a decrease of $1.4 million in personnel costs due to a decrease in headcount and a decrease in expatriate tax equalization expenses, partially offset by an increase in stock-based compensation expense. The decrease in sales and marketing expenses also included a decrease of $0.6 million in sales-related travel costs and a decrease of $0.3 million in third-party professional fees. Amortization expense was comparable for the six months ended July 31, 2024 compared to the six months ended July 31, 2023 due to no amortization for the SimpleNexus trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage during the third quarter of fiscal 2024 offset by increased amortization expense for the DocFox and ILT acquisitions. The decrease in sales and marketing expenses was partially offset by an increase of $0.3 million in marketing costs.
Our sales and marketing headcount decreased by 10 from July 31, 2023 to July 31, 2024. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development
Research and development expenses increased $4.4 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily due to an increase of $3.3 million in personnel costs, mainly from an increase in headcount and an increase in stock-based compensation expense. The increase in research and development also included an increase of $1.1 million in third-party professional fees primarily attributable to increased contract research and development spend.
Research and development expenses increased $6.2 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to an increase of $5.3 million in personnel costs, mainly from the increase in headcount and an increase in stock-based compensation expense. The increase in research and development also included an increase of $0.9 million in third-party professional fees primarily attributable to increased contract research and development spend.
Our research and development headcount increased by 10 from July 31, 2023 to July 31, 2024. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses decreased $1.5 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily due to a decrease of $2.4 million in third-party professional fees and expenses related to other litigation expenses, partially offset by an increase for acquisition-related expenses for DocFox and ILT. The decrease in general and administrative expenses for the three months ended July 31, 2024 compared to the three months ended July 31, 2023 also included a decrease of $0.9 million in allocated overhead and other general and administrative costs. The decrease in general and administrative expenses was partially offset by an increase of $1.6 million in personnel costs, mostly attributable to a $1.4 million increase in stock-based compensation expense.
General and administrative expenses increased $3.0 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, primarily due to an increase of $3.7 million in personnel costs, mostly attributable to a $3.3 million increase in stock-based compensation expense. The increase in general and administrative spend also included an increase of $0.6 million in third party professional fees for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, mostly attributable to an increase in third party professional fees and acquisition-related expenses for DocFox and ILT, offset by a decrease in fees and expenses related to other litigation expenses. The increase in general and administrative expenses was partially offset by a decrease of $1.4 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount decreased by 2 from July 31, 2023 to July 31, 2024. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.

Non-Operating Income (Expense)

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2023		2024		2023		2024
Interest income	$835	0.7%	$321	0.2%	$1,372	0.6%	$926	0.4%
Interest expense	(1,044)	(0.9)	(1,835)	(1.4)	(2,423)	(1.0)	(3,312)	(1.3)
Other income (expense), net	469	0.4	150	0.1	(313)	(0.1)	(594)	(0.2)
Interest income decreased $0.5 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, due to a decrease in our accounts earning interest. Interest expense increased $0.8 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, due to borrowing on our revolving credit facility. The decrease of $0.3 million in other income, net for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Interest income decreased $0.4 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, due to a decrease in our accounts earning interest. Interest expense increased $0.9 million for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, due to borrowing on our revolving credit facility. The increase of $0.3 million in other expense, net for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision (Benefit)

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2023		2024		2023		2024
Income tax provision (benefit)	$1,545	1.3%	$1,753	1.3%	$2,938	1.3%	$(1,229)	(0.5)%
Income tax provision was $1.8 million for the three months ended July 31, 2024 compared to a provision of $1.5 million for the three months ended July 31, 2023, and resulted in an effective tax rate of (18.9)% and (10.6)%, respectively.
Income tax benefit was $1.2 million for the six months ended July 31, 2024 compared to a provision of $2.9 million for the six months ended July 31, 2023, and resulted in an effective tax rate of 8.4% and (11.9)%, respectively. The change in the effective tax rate for the six months ended July 31, 2024 compared to the effective tax rate for the six months ended July 31, 2023 was primarily due to a reduction of our valuation allowance.
Prior to the DocFox acquisition, we continued to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. On the DocFox Acquisition Date, the Company measured and recorded net U.S. deferred tax liabilities, most of which relate to identifiable intangible assets. The deferred tax liabilities recognized provide additional positive evidence that a portion of the Company's U.S. deferred tax assets are realizable. As a result, the Company reduced the valuation allowance by $3.6 million during the first quarter of the Company’s fiscal 2025.
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
The following table reconciles non-GAAP operating income to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2023	2024	2023	2024
GAAP loss from operations	$(14,794)	$(7,906)	$(23,421)	$(11,569)
Adjustments
Amortization of intangible assets	7,044	7,349	14,149	14,031
Stock-based compensation expense	15,281	18,839	26,146	35,044
Acquisition-related expenses	212	947	423	5,987
Litigation expenses[1]	3,204	69	4,349	250
Restructuring and related charges	238	—	477	—
Total adjustments	25,979	27,204	45,544	55,312
Non-GAAP operating income	$11,185	$19,298	$22,123	$43,743
1Represents legal expenses related to a closed government antitrust investigation and related settled civil action and a shareholder derivative lawsuit.
Liquidity and Capital Resources
As of July 31, 2024, we had $121.4 million in cash and cash equivalents, and an accumulated deficit of $365.9 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
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
On March 17, 2024, the Company entered into the Second Amendment for the Credit Facility which, among other things, increased our borrowing availability to $100.0 million. In March 2024, we borrowed $75.0 million under the Credit Facility to fund the acquisition of DocFox. In April 2024 and July 2024, we repaid $20.0 million and $15.0 million, respectively, under the Credit Facility. As of July 31, 2024, the applicable interest rate was 7.38%. The Company had $40.0 million outstanding and no letters of credit issued under the Credit Facility and was in compliance with all covenants as of July 31, 2024. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.

We believe that current cash and cash equivalents as well as borrowings available under the Credit Facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, and any potential future acquisitions. We expect to incur capital expenditures in fiscal 2025 for planned office build-outs to accommodate our growth, primarily for an international office, which we estimate to be approximately $8.0 million. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2024 and July 31, 2024, the redeemable non-controlling interest was $3.4 million and $4.1 million, respectively.
As part of our joint venture obligations, we made an additional cash capital contribution of $1.0 million to nCino K.K. during the third quarter of fiscal 2024.
Cash Flows
Summary Cash Flow information for the six months ended July 31, 2023 and 2024 are set forth below:

	Six Months Ended July 31,
($ in thousands)	2023	2024
Net cash provided by operating activities	$43,267	$59,441
Net cash used in investing activities	(2,820)	(91,925)
Net cash provided by (used in) financing activities	(25,662)	43,159
Net Cash Provided by Operating Activities
The $59.4 million provided by operating activities in the six months ended July 31, 2024 reflects our net loss of $13.3 million, offset by $58.4 million in non-cash charges and $14.3 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, foreign currency losses related to intercompany loans and transactions, partially offset by deferred income taxes. Cash generated by working capital accounts was principally a function of a $37.8 million decrease in accounts receivable due to the timing of billings and collections from customers, and a $0.8 million increase in accounts payable. The cash generated by working capital accounts was partially offset by an $8.6 million decrease in accrued expenses and other liabilities primarily due to the payout of bonuses and commissions, an increase of $8.4 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.6 million decrease in deferred revenue due to the timing of billings and revenue recognition, a $2.4 million increase in prepaid expenses and other assets, and a $2.2 million decrease in operating lease liabilities.
The $43.3 million provided by operating activities in the six months ended July 31, 2023 reflects our net loss of $27.7 million, offset by $53.5 million in non-cash charges and $17.5 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, deferred income taxes, and provision for bad debt. Cash generated by working capital accounts was principally a function of a $18.4 million decrease in accounts receivable due to timing of billings and collections from customers and a $13.8 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $1.1 million decrease in prepaid expenses and other assets. The cash generated by working capital accounts was partially offset by a $9.3 million decrease in accrued expenses and other liabilities which includes payments of approximately $5.0 million for severance and other employee costs associated with restructuring. Additional offsets were payments of $3.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.0 million decrease in operating lease liabilities, and a $1.4 million decrease in accounts payable.
Net Cash Used in Investing Activities
The $91.9 million used in investing activities in the six months ended July 31, 2024 was comprised of $90.8 million used for the acquisitions of DocFox and ILT, $0.8 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $0.3 million for an asset acquisition. The $2.8 million used in investing activities in the six months ended July 31, 2023 was comprised of $2.5 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $0.4 million for the final cash consideration relating to an asset acquisition completed in August 2022.
Net Cash Provided by (Used in) Financing Activities
The $43.2 million provided by financing activities in the six months ended July 31, 2024 was comprised principally of $75.0 million proceeds from borrowings on the Credit Facility to fund the acquisition of DocFox, $2.5 million of proceeds from stock issuances under the employee stock purchase plan, and $1.7 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially offset by payments of $35.0 million on the Credit Facility, principal payments of $0.7 million on financing obligations, and payments of debt issuance costs of $0.4 million. The $25.7 million used in financing activities in the six months ended July 31, 2023 was comprised principally of payments of $30.0 million on the Credit Facility and principal payments of $0.6 million on financing obligations, partially offset by $2.7 million of proceeds from stock issuances under the employee stock purchase plan, and $2.2 million of proceeds from the exercise of stock options.
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

Interest Rate Risk
At July 31, 2024, we had cash, cash equivalents and restricted cash of $126.8 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On February 11, 2022, we entered into a senior secured revolving credit facility of up to $50.0 million. On March 17, 2024, the Company entered into the Second Amendment which, among other things, increased our borrowing availability to $100.0 million. Borrowings bear interest, at the Borrower's option, at: (i) a base rate equal to the greatest of (a) the Lender’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.3125%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.3125%, in each case with such margin subject to a step down based on achievement of a certain leverage ratio. As a result, we are exposed to increased interest rate risk as we make draws. At July 31, 2024, we had $40.0 million outstanding under the Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
At July 31, 2024, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $7.0 million on our cash, cash equivalents and restricted cash at July 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at July 31, 2024, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at July 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended July 31, 2024, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On July 16, 2024, Sean Desmond, Chief Product Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 60,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 24, 2024
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: August 27, 2024	By:	/s/ Pierre Naudé
Pierre Naudé
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2024	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)