Form 10-Q
period 2024-10-31
nCino, Inc.
filed 2024-12-04
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,793,932 shares of common stock, $0.0005 par value per share, as of November 29, 2024.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2024	October 31, 2024
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,277 and $1,595 at January 31, 2024 and October 31, 2024, respectively)	$112,085	$257,894
Accounts receivable, less allowances of $1,451 and $1,172 at January 31, 2024 and October 31, 2024, respectively	112,975	65,013
Costs capitalized to obtain revenue contracts, current portion, net	10,544	12,214
Prepaid expenses and other current assets	15,171	13,523
Total current assets	250,775	348,644
Property and equipment, net	79,145	75,711
Operating lease right-of-use assets, net	19,261	14,938
Costs capitalized to obtain revenue contracts, noncurrent, net	17,425	20,185
Goodwill	838,869	908,559
Intangible assets, net	115,572	128,344
Investments (related party $2,500 at January 31, 2024 and October 31, 2024)	9,294	9,294
Long-term prepaid expenses and other assets	10,089	10,931
Total assets	$1,340,430	$1,516,606
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,842	$12,123
Accrued compensation and benefits	16,283	16,370
Accrued expenses and other current liabilities	10,847	11,594
Deferred revenue, current portion	170,941	132,382
Financing obligations, current portion	1,474	1,614
Operating lease liabilities, current portion	3,649	4,830
Total current liabilities	215,036	178,913
Operating lease liabilities, noncurrent	16,423	11,829
Deferred income taxes, noncurrent	3,687	10,577
Deferred revenue, noncurrent	—	431
Revolving credit facility, noncurrent	—	166,000
Financing obligations, noncurrent	52,680	51,624
Other long-term liabilities	—	3,726
Total liabilities	287,826	423,100
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	3,428	5,243
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2024 and October 31, 2024	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2024 and October 31, 2024; 113,684,299 and 115,650,585 shares issued and outstanding as of January 31, 2024 and October 31, 2024, respectively	57	58
Additional paid-in capital	1,400,881	1,456,411
Accumulated other comprehensive income	996	1,615
Accumulated deficit	(352,758)	(369,821)
Total stockholders’ equity	1,049,176	1,088,263
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,340,430	$1,516,606
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Revenues
Subscription	$104,759	$119,894	$301,996	$344,211
Professional services and other	17,183	18,903	50,854	55,076
Total revenues	121,942	138,797	352,850	399,287
Cost of revenues
Subscription	30,605	33,769	89,481	98,916
Professional services and other	17,420	19,976	52,779	59,940
Total cost of revenues	48,025	53,745	142,260	158,856
Gross profit	73,917	85,052	210,590	240,431
Operating expenses
Sales and marketing	38,446	29,729	100,551	89,487
Research and development	29,043	33,039	87,127	97,291
General and administrative	19,334	23,108	59,239	66,046
Total operating expenses	86,823	85,876	246,917	252,824
Loss from operations	(12,906)	(824)	(36,327)	(12,393)
Non-operating income (expense)
Interest income	685	482	2,057	1,408
Interest expense	(854)	(1,653)	(3,277)	(4,965)
Other income (expense), net	(2,320)	432	(2,633)	(162)
Loss before income taxes	(15,395)	(1,563)	(40,180)	(16,112)
Income tax provision	1,782	2,589	4,720	1,360
Net loss	(17,177)	(4,152)	(44,900)	(17,472)
Net loss attributable to redeemable non-controlling interest (Note 3)	(320)	(186)	(868)	(409)
Adjustment attributable to redeemable non-controlling interest (Note 3)	(478)	1,286	(526)	2,205
Net loss attributable to nCino, Inc.	$(16,379)	$(5,252)	$(43,506)	$(19,268)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.15)	$(0.05)	$(0.39)	$(0.17)
Weighted average number of common shares outstanding:
Basic and diluted	112,951,553	115,611,833	112,484,017	114,970,622
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Net loss	$(17,177)	$(4,152)	$(44,900)	$(17,472)
Other comprehensive income:
Foreign currency translation	74	213	214	622
Other comprehensive income	74	213	214	622
Comprehensive loss	(17,103)	(3,939)	(44,686)	(16,850)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(320)	(186)	(868)	(409)
Foreign currency translation attributable to redeemable non-controlling interest	12	5	2	3
Comprehensive loss attributable to redeemable non-controlling interest	(308)	(181)	(866)	(406)
Comprehensive loss attributable to nCino, Inc.	$(16,795)	$(3,758)	$(43,820)	$(16,444)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, July 31, 2023	112,661,660	$56	$1,364,757	$844	$(337,516)	$1,028,141
Exercise of stock options	106,772	1	967	—	—	968
Stock issuance upon vesting of restricted stock units	262,298	—	—	—	—	—
Stock issuance under the employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	15,817	—	—	15,817
Other comprehensive income	—	—	—	62	—	62
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	478	—	(16,857)	(16,379)
Balance, October 31, 2023	113,030,730	$57	$1,382,019	$906	$(354,373)	$1,028,609

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, July 31, 2024	115,387,309	$58	$1,439,245	$1,407	$(365,855)	$1,074,855
Exercise of stock options	78,206	—	486	—	—	486
Stock issuance upon vesting of restricted stock units	185,070	—	—	—	—	—
Stock issuance under the employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	17,966	—	—	17,966
Other comprehensive income	—	—	—	208	—	208
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,286)	—	(3,966)	(5,252)
Balance, October 31, 2024	115,650,585	$58	$1,456,411	$1,615	$(369,821)	$1,088,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended October 31, 2023
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2023	111,424,132	$56	$1,333,669	$694	$(310,341)	$1,024,078
Exercise of stock options	447,440	1	3,175	—	—	3,176
Stock issuance upon vesting of restricted stock units	1,039,074	—	—	—	—	—
Stock issuance under the employee stock purchase plan	120,084	—	2,698	—	—	2,698
Stock-based compensation	—	—	41,951	—	—	41,951
Other comprehensive income	—	—	—	212	—	212
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	526	—	(44,032)	(43,506)
Balance, October 31, 2023	113,030,730	$57	$1,382,019	$906	$(354,373)	$1,028,609

	Nine Months Ended October 31, 2024
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2024	113,684,299	$57	$1,400,881	$996	$(352,758)	$1,049,176
Exercise of stock options	290,917	—	2,223	—	—	2,223
Stock issuance upon vesting of restricted stock units	1,581,387	1	(1)	—	—	—
Stock issuance under the employee stock purchase plan	93,982	—	2,514	—	—	2,514
Stock-based compensation	—	—	52,999	—	—	52,999
Other comprehensive income	—	—	—	619	—	619
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(2,205)	—	(17,063)	(19,268)
Balance, October 31, 2024	115,650,585	$58	$1,456,411	$1,615	$(369,821)	$1,088,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2023	2024
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(43,506)	$(19,268)
Net loss and adjustment attributable to redeemable non-controlling interest	(1,394)	1,796
Net loss	(44,900)	(17,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,337	26,132
Non-cash operating lease costs	3,581	3,844
Amortization of costs capitalized to obtain revenue contracts	7,368	8,724
Amortization of debt issuance costs	138	60
Stock-based compensation	41,969	53,015
Deferred income taxes	881	(2,496)
Provision for bad debt	1,124	25
Net foreign currency losses (gains)	2,275	(658)
Loss on disposal of long-lived assets	161	35
Change in operating assets and liabilities:
Accounts receivable	35,455	50,184
Costs capitalized to obtain revenue contracts	(5,959)	(13,199)
Prepaid expenses and other assets	3,374	656
Accounts payable	1,184	1,056
Accrued expenses and other liabilities	(7,999)	(148)
Deferred revenue	(23,789)	(41,604)
Operating lease liabilities	(3,063)	(2,936)
Net cash provided by operating activities	49,137	65,218
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(90,839)
Acquisition of assets	(356)	(450)
Purchases of property and equipment	(3,083)	(1,466)
Purchase of investment	(2,500)	—
Net cash used in investing activities	(5,939)	(92,755)
Cash flows from financing activities
Investment from redeemable non-controlling interest	983	—
Proceeds from borrowings on revolving credit facility	—	241,000
Payments on revolving credit facility	(30,000)	(75,000)
Payments of debt issuance costs	—	(1,382)
Exercise of stock options	3,176	2,223
Stock issuance under the employee stock purchase plan	2,698	2,514
Principal payments on financing obligations	(888)	(916)
Net cash provided by (used in) financing activities	(24,031)	168,439
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(762)	(93)
Net increase in cash, cash equivalents, and restricted cash	18,405	140,809
Cash, cash equivalents, and restricted cash, beginning of period	87,418	117,444
Cash, cash equivalents, and restricted cash, end of period	$105,823	$258,253

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$100,475	$257,894
Restricted cash included in prepaid expenses and other current assets	5,000	—
Restricted cash included in long-term prepaid expenses and other assets	348	359
Total cash, cash equivalents, and restricted cash, end of period	$105,823	$258,253

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2023	2024
Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$2,244	$2,770
Cash paid for interest	$3,458	$4,846
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$200	$51
Deferred costs, accrued but not paid	$—	$120
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2024 and October 31, 2024. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2024, no individual customer represented 10% of accounts receivable and, as of October 31, 2024, one individual customer represented 10% of accounts receivable. For the three and nine months ended October 31, 2023 and 2024, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash primarily consisted of a minimum cash balance the Company maintained with a lender under the Company's revolving credit facility at January 31, 2024. Restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards at October 31, 2024. Restricted cash is included in long-term prepaid expenses and other assets and on the unaudited condensed consolidated balance sheets.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Balance, beginning of period	$876	$1,204	$899	$1,451
Charged to bad debt expense	368	—	1,124	25
Charged to deferred revenue	981	—	923	—
Write-offs and other	—	(32)	(721)	(304)
Translation adjustments	(4)	—	(4)	—
Balance, end of period	$2,221	$1,172	$2,221	$1,172
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The guidance includes amendments to require public companies to provide additional disclosure about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s unaudited condensed consolidated financial statements.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of October 31, 2024, the Company controls a majority of the outstanding common stock in nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company's ownership of 51%.
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Balance, beginning of period	$2,995	$4,133	$3,589	$3,428
Investment by redeemable non-controlling interest	983	—	983	—
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(320)	(186)	(868)	(409)
Foreign currency translation	12	5	2	3
Adjustment to redeemable non-controlling interest	(478)	1,286	(526)	2,205
Stock-based compensation expense[1]	6	5	18	16
Balance, end of period	$3,198	$5,243	$3,198	$5,243
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2024 and October 31, 2024 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2024 and October 31, 2024 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,649	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	359	—	—
Total assets	$39,008	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of October 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$33,606	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	359	—	—
Total assets	$33,965	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. There was no adjustment or impairment recognized for the three and nine months ended October 31, 2023 and 2024.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
United States	$98,526	$109,191	$288,287	$316,357
International	23,416	29,606	64,563	82,930
	$121,942	$138,797	$352,850	$399,287
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. For the three and nine months ended October 31, 2023 and 2024, no country outside the United States represented 10% or more of total revenues.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2024 and October 31, 2024:

	As of January 31, 2024	As of October 31, 2024
Trade accounts receivable	$106,170	$48,316
Unbilled accounts receivable	7,699	16,951
Allowance for doubtful accounts	(1,451)	(1,172)
Other accounts receivable	557	918
Total accounts receivable, net	$112,975	$65,013
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the nine months ended October 31, 2024, $167.9 million of revenues were recognized out of the deferred revenue balance as of January 31, 2024.
Remaining performance obligations were $1.10 billion as of October 31, 2024. The Company expects to recognize approximately 67% of its remaining performance obligation as revenues in the next 24 months, approximately 27% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2024	As of October 31, 2024
Furniture and fixtures	$12,066	$11,742
Computers and equipment	8,010	7,109
Buildings and land	56,379	56,379
Leasehold improvements	27,712	28,081
Construction in progress	170	213
	104,337	103,524
Less accumulated depreciation	(25,192)	(27,813)
	$79,145	$75,711

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized depreciation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Cost of subscription revenues	$150	$124	$437	$366
Cost of professional services and other revenues	457	322	1,375	991
Sales and marketing	450	316	1,334	981
Research and development	731	602	2,201	1,830
General and administrative	300	192	889	576
Total depreciation expense	$2,088	$1,556	$6,236	$4,744
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
Note 8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2024	$838,869
Acquisitions	68,541
Translation adjustments	1,149
Balance, October 31, 2024	$908,559
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2024			As of October 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,468	$(38,010)	$45,458	$88,080	$(44,968)	$43,112
Customer relationships	91,704	(22,085)	69,619	114,421	(29,983)	84,438
Trademarks and trade name	14,624	(14,624)	—	424	(256)	168
Other	919	(424)	495	1,369	(743)	626
	$190,715	$(75,143)	$115,572	$204,294	$(75,950)	$128,344
During the nine months ended October 31, 2024, the Company wrote off approximately $20.6 million of fully amortized intangible assets and the corresponding accumulated amortization.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Cost of subscription revenues	$3,990	$4,404	$12,431	$12,926
Cost of professional services and other revenues	82	82	247	247
Sales and marketing	12,880	2,871	18,423	8,215
Total amortization expense	$16,952	$7,357	$31,101	$21,388
During the third quarter of fiscal 2024, the Company rebranded the SimpleNexus solution to nCino Mortgage, resulting in a change to the trade name useful life and recorded incremental amortization of $10.1 million to fully amortize the remaining trade name intangible asset.
The expected future amortization expense for intangible assets as of October 31, 2024 is as follows:

Fiscal Year Ending January 31,
2025 (remaining)	$7,355
2026	28,896
2027	27,628
2028	13,170
2029	13,069
Thereafter	38,226
$128,344
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Stock-Based Compensation
Stock Options
Stock option activity for the nine months ended October 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2024	1,212,704	$7.14
Granted	—	—
Expired or forfeited	(1,375)	12.06
Exercised	(290,917)	7.58
Outstanding, October 31, 2024	920,412	$7.00
Exercisable, October 31, 2024	920,412	$7.00
Fully vested or expected to vest, October 31, 2024	920,412	$7.00

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Restricted Stock Units
RSU activity during the nine months ended October 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2024	5,626,125	$33.19
Granted	3,027,506	33.46
Vested	(1,581,387)	33.59
Forfeited	(704,777)	34.93
Nonvested, October 31, 2024	6,367,467	$33.08
As of October 31, 2024, total unrecognized compensation expense related to non-vested RSUs was $166.6 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.85 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the nine months ended October 31, 2023 and 2024 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Nine Months Ended October 31,
	2023	2024
Expected life (in years)	0.50	0.50
Expected volatility	61.66% - 61.86%	38.70% - 38.91%
Expected dividends	0.00%	0.00%
Risk-free interest rate	4.77% - 5.53%	5.24% - 5.37%
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Cost of subscription revenues	$515	$733	$1,314	$2,088
Cost of professional services and other revenues	2,571	2,940	6,660	8,699
Sales and marketing	4,153	4,394	11,194	12,534
Research and development	4,386	4,208	11,665	13,720
General and administrative	4,198	5,696	11,136	15,974
Total stock-based compensation expense	$15,823	$17,971	$41,969	$53,015

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
The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Operating lease expense	$1,225	$1,418	$3,842	$4,144
Variable lease expense	464	657	1,398	1,927
Short-term lease expense	94	41	328	189
Sublease income	$—	$(232)	$—	$(232)
Total lease expense	$1,783	$1,884	$5,568	$6,028
Supplemental cash flow information related to operating leases were as follows:

	Nine Months Ended October 31,
	2023	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,324	$3,236
Operating right-of-use assets obtained in exchange for operating lease liabilities	2,142	810
Operating right-of-use assets and operating lease liabilities disposed of	115	1,947
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of October 31, 2024 were 6.25 years and 6.8%, respectively.
Future minimum lease payments as of October 31, 2024 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2025 (remaining)	$1,166
2026	5,088
2027	3,307
2028	2,796
2029	1,729
Thereafter	6,564
Total lease liabilities	20,650
Less: imputed interest	(3,991)
Total lease obligations	16,659
Less: current obligations	(4,830)
Long-term lease obligations	$11,829

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 11. Revolving Credit Facility
On February 11, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”), by and among the Company, nCino OpCo (the “Borrower”), certain subsidiaries of the Company as guarantors, and Bank of America, N.A. as lender (the “Lender”), pursuant to which the Lender provided to the Borrower a senior secured revolving credit facility of up to $50.0 million (the “2022 Credit Facility”). The 2022 Credit Facility included borrowing capacity available for letters of credit subject to a sublimit of $7.5 million. Any issuance of letters of credit would have reduced the amount available under the 2022 Credit Facility. The Company was also required to maintain at least $5.0 million of the Company's cash and/or marketable securities with the Lender which was considered restricted cash and was included in long-term prepaid expenses and other assets as of January 31, 2024.
On February 9, 2024, the Company entered into a First Amendment to extend the existing maturity date of the 2022 Credit Facility provided for under the 2022 Credit Agreement to February 11, 2025.
On March 17, 2024, the Company entered into the Second Amendment which increased our borrowing availability to $100.0 million and extended the existing maturity date of the 2022 Credit Facility to March 17, 2029.
Borrowings under the 2022 Credit Facility accrued interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Lender’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.3125%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.3125%, in each case with such margin subject to a step down based on achievement of a certain leverage ratio. The Company was also required to pay an unused commitment fee to the Lender of 0.30% of the average daily unutilized commitments (with a step down based on achievement of a certain leverage ratio). The Company was also required to pay customary letter of credit fees.
On October 28, 2024, the Company terminated the 2022 Credit Agreement above and entered into a new Credit Agreement (the "2024 Credit Agreement"), by and among the Company, nCino OpCo, Inc. (the "Borrower"), certain subsidiaries of the Company as guarantors, the lenders party thereto (the "Lenders") and Bank of America, N.A. as administrative agent (the "Agent"). The 2024 Credit Agreement includes a senior secured revolving credit facility of up to $250.0 million (the "2024 Credit Facility") with a maturity date of October 28, 2029. The 2024 Credit Facility includes borrowing capacity available for letters of credit subject to a sublimit of $45.0 million. Any issuances of letters of credit will reduce the amount available under the 2024 Credit Facility.
Borrowings under the 2024 Credit Facility bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step ups based on certain leverage ratios. The Company is also required to pay an unused commitment fee to the Lenders of 0.25% of the average daily unutilized commitments (with step ups based on certain leverage ratios). The Company must also pay customary letter of credit fees.
The Company may repay amounts borrowed any time without penalty. Borrowings under the 2024 Credit Facility may be reborrowed.
The 2024 Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenants require the Company and its subsidiaries on a consolidated basis to maintain (i) a Consolidated Total Leverage Ratio not in excess of 4.00:1.00 as of the end of any fiscal quarter, and (ii) a Consolidated Interest Coverage Ratio not less than 3.00:1.00 as of the end of any fiscal quarter, commencing with the fiscal quarter ending January 31, 2025.
The 2024 Credit Facility is guaranteed by the Company and each of its current and future material domestic subsidiaries (the “Guarantors”) and secured by substantially all of the personal property, subject to customary exceptions, of the Borrower and the Guarantors, in each case, now owned or later acquired, including a pledge of all of the Borrower’s capital

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
stock, the capital stock of all of the Company’s domestic subsidiaries, and 65% of the capital stock of foreign subsidiaries that are directly owned by the Borrower or a Guarantor.
The Company had $0.0 million and no letters of credit issued under the 2022 Credit Facility as of January 31, 2024. The Company had $166.0 million outstanding and no letters of credit issued under the 2024 Credit Facility and was in compliance with all covenants as of October 31, 2024. As of October 31, 2024, the applicable interest rate was 6.72%. The available borrowing capacity under the 2024 Credit Facility was $84.0 million as of October 31, 2024.
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
Purchase commitments and future minimum lease payments required under financing obligations as of October 31, 2024 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2025 (remaining)	$20,922	$1,143
2026	83,388	4,653
2027	81,195	3,958
2028	74,698	—
2029	1,226	—
Thereafter	357	—
Total	$261,786	$9,754
Residual financing obligations and assets		49,560
Less: amount representing interest		(6,076)
Financing obligations		$53,238
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of October 31, 2024 was 5.7%.
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
Legal Proceedings
From time to time, the Company is involved in legal proceedings or is subject to claims arising in the ordinary course of business including the following:
On September 26, 2022, a purported stockholder of the Company filed a complaint in the Delaware Court of Chancery in connection with the series of mergers in which the Company became the parent of nCino OpCo and SimpleNexus. On December 28, 2023, the Delaware Court of Chancery granted in full defendants' motions to dismiss the complaint. On January 25, 2024, the plaintiff filed a notice of appeal. On September 12, 2024, the Delaware Supreme Court summarily affirmed the dismissal of the complaint in its entirety.
Other Commitments and Contingencies
The Company may be subject to audits related to its non-income taxes by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company accrues for any assessments if deemed probable and estimable.
Note 13. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million and is included in investments as of January 31, 2024 and October 31, 2024 on the Company's unaudited condensed consolidated balance sheets. The investment is considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, own greater than ten percent of Zest AI. On May 23, 2023, the Company announced a strategic partnership with Zest AI to build an integration into the Company's consumer banking solution to enable lenders with streamlined access to consumer credit lending insights.
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and nine months ended October 31, 2023 and 2024 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(16,379)	$(5,252)	$(43,506)	$(19,268)
Denominator
Weighted-average common shares outstanding	112,951,553	115,611,833	112,484,017	114,970,622
Basic and diluted loss per share attributable to nCino, Inc.	$(0.15)	$(0.05)	$(0.39)	$(0.17)

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Nine Months Ended October 31,
	2023	2024
Stock options issued and outstanding	1,551,058	920,412
Nonvested RSUs issued and outstanding	5,785,669	6,367,467
Shares issuable pursuant to the ESPP	61,412	77,914
Note 15. Subsequent Event
In November 2024, the Company acquired all of the outstanding equity of Artesian Solutions Limited, operating as "FullCircl", a UK-based SaaS platform built to help financial institutions automate and accelerate onboarding and improve client lifecycle management. Approximately $129.7 million of the purchase price was funded with proceeds from the 2024 Credit Facility. An additional $15.0 million will be retained by the Company for two years as security upon the satisfaction and performance of certain warranties and covenants arising under the Share Purchase Agreement. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of finalizing the accounting for this transaction and will complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of our fourth quarter of fiscal 2025.

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
On March 20, 2024 (the "DocFox Acquisition Date"), we acquired DocFox, Inc. ("DocFox") which provides a solution for automating onboarding experiences for commercial and business banking, for an aggregate preliminary purchase price of $74.3 million. We funded the purchase consideration with $75.0 million borrowed under the 2022 Credit Facility as further described in Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have included the financial results of DocFox in our unaudited condensed consolidated financial statements from the DocFox Acquisition Date.
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
In November 2024, we acquired Artesian Solutions Limited, operating as ("FullCircl"), a UK-based SaaS platform built to help financial institutions automate and accelerate onboarding and improve client lifecycle management. We funded $129.7 million of the purchase consideration with borrowings made in October 2024 under the 2024 Credit Facility as further described in Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See Note 15 "Subsequent Event" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the FullCircl acquisition.
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
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of October 31, 2024, we had 205 sales and sales support personnel in the U.S. and 99 sales and support personnel in offices outside the U.S.
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
For the three months ended October 31, 2023 and 2024, our total revenues were $121.9 million and $138.8 million, respectively, representing a 13.8% increase. For the three months ended October 31, 2023 and 2024, our subscription revenues were $104.8 million and $119.9 million, respectively, representing a 14.4% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $16.4 million and $5.3 million for the three months ended October 31, 2023 and 2024, respectively. For the nine months ended October 31, 2023 and 2024, our total revenues were $352.9 million and $399.3 million, respectively, representing a 13.2% increase. For the nine months ended October 31, 2023 and 2024, our subscription revenues were $302.0 million and $344.2 million, respectively, representing a 14.0% increase. Due to our investments in growth, we recorded net losses attributable to nCino, Inc. of $43.5 million and $19.3 million for the nine months ended October 31, 2023 and 2024, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 21.3% of total revenues for the three months ended October 31, 2024 and 20.8% for the nine months ended October 31, 2024. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three and nine months ended October 31, 2023 and 2024 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$104,759	$119,894	$301,996	$344,211
Professional services and other revenues	17,183	18,903	50,854	55,076
Total revenues	121,942	138,797	352,850	399,287
Cost of revenues:
Cost of subscription revenues	30,605	33,769	89,481	98,916
Cost of professional services and other revenues	17,420	19,976	52,779	59,940
Total cost of revenues	48,025	53,745	142,260	158,856
Gross profit	73,917	85,052	210,590	240,431
Operating expenses:
Sales and marketing	38,446	29,729	100,551	89,487
Research and development	29,043	33,039	87,127	97,291
General and administrative	19,334	23,108	59,239	66,046
Total operating expenses	86,823	85,876	246,917	252,824
Loss from operations	(12,906)	(824)	(36,327)	(12,393)
Non-operating income (expense):
Interest income	685	482	2,057	1,408
Interest expense	(854)	(1,653)	(3,277)	(4,965)
Other income (expense), net	(2,320)	432	(2,633)	(162)
Loss before income taxes	(15,395)	(1,563)	(40,180)	(16,112)
Income tax provision	1,782	2,589	4,720	1,360
Net loss	(17,177)	(4,152)	(44,900)	(17,472)
Net loss attributable to redeemable non-controlling interest	(320)	(186)	(868)	(409)
Adjustment attributable to redeemable non-controlling interest	(478)	1,286	(526)	2,205
Net loss attributable to nCino, Inc.	$(16,379)	$(5,252)	$(43,506)	$(19,268)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.15)	$(0.05)	$(0.39)	$(0.17)
Weighted average number of common shares outstanding:
Basic and diluted	112,951,553	115,611,833	112,484,017	114,970,622

The Company recognized stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2023	2024	2023	2024
Cost of subscription revenues	$515	$733	$1,314	$2,088
Cost of professional services and other revenues	2,571	2,940	6,660	8,699
Sales and marketing	4,153	4,394	11,194	12,534
Research and development	4,386	4,208	11,665	13,720
General and administrative	4,198	5,696	11,136	15,974
Total stock-based compensation expense	$15,823	$17,971	$41,969	$53,015
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2023	2024	2023	2024
Cost of subscription revenues	$3,990	$4,404	$12,431	$12,926
Cost of professional services and other revenues	82	82	247	247
Sales and marketing	12,880	2,871	18,423	8,215
Total amortization expense	$16,952	$7,357	$31,101	$21,388

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2024	2023	2024
Revenues:
Subscription revenues	85.9%	86.4%	85.6%	86.2%
Professional services and other revenues	14.1	13.6	14.4	13.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.2	28.2	29.6	28.7
Cost of professional services and other revenues	101.4	105.7	103.8	108.8
Total cost of revenues	39.4	38.7	40.3	39.8
Gross profit	60.6	61.3	59.7	60.2
Operating expenses:
Sales and marketing	31.5	21.4	28.5	22.4
Research and development	23.8	23.8	24.7	24.4
General and administrative	15.9	16.6	16.8	16.5
Total operating expenses	71.2	61.8	70.0	63.3
Loss from operations	(10.6)	(0.5)	(10.3)	(3.1)
Non-operating income (expense):
Interest income	0.6	0.3	0.6	0.4
Interest expense	(0.7)	(1.2)	(0.9)	(1.2)
Other income (expense), net	(1.9)	0.3	(0.7)	—
Loss before income taxes	(12.6)	(1.1)	(11.3)	(3.9)
Income tax provision	1.5	1.9	1.3	0.3
Net loss	(14.1)%	(3.0)%	(12.6)%	(4.2)%

Comparison of the Three and Nine Months Ended October 31, 2023 and 2024
Revenues

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2023		2024		2023		2024
Revenues:
Subscription revenues	$104,759	85.9%	$119,894	86.4%	$301,996	85.6%	$344,211	86.2%
Professional services and other revenues	17,183	14.1	18,903	13.6	50,854	14.4	55,076	13.8
Total revenues	$121,942	100.0%	$138,797	100.0%	$352,850	100.0%	$399,287	100.0%
Subscription Revenues
Subscription revenues increased $15.1 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 64.1% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 35.9% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended October 31, 2023. Subscription revenues were 86.4% of total revenues for the three months ended October 31, 2024 compared to 85.9% of total revenues for the three months ended October 31, 2023, primarily due to growth in our installed base.
Subscription revenues increased $42.2 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 67.4% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 32.6% was attributable to initial revenues from customers who did not contribute to subscription revenues during the nine months ended October 31, 2023. Subscription revenues were 86.2% of total revenues for the nine months ended October 31, 2024 compared to 85.6% of total revenues for the nine months ended October 31, 2023, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $1.7 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Professional services and other revenues increased $4.2 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2023		2024		2023		2024
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$30,605	29.2%	$33,769	28.2%	$89,481	29.6%	$98,916	28.7%
Cost of professional services and other revenues	17,420	101.4	19,976	105.7	52,779	103.8	59,940	108.8
Total cost of revenues	$48,025	39.4	$53,745	38.7	$142,260	40.3	$158,856	39.8
Gross profit	$73,917	60.6%	$85,052	61.3%	$210,590	59.7%	$240,431	60.2%

Cost of Subscription Revenues
Cost of subscription revenues increased $3.2 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, generating a gross margin for subscription revenues of 71.8% compared to a gross margin of 70.8% for the three months ended October 31, 2023. Other costs of subscription revenues increased $1.4 million due to costs associated with access to other platforms and data center costs, as we continued to add new customers and sell additional functionality to existing customers. Personnel costs, including stock-based compensation expense, increased $1.2 million, mainly from an increase in headcount. The increase in cost of subscription revenues also included an increase of $0.5 million in allocated overhead costs due to growth supporting our business. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of subscription revenues increased $9.4 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, generating a gross margin for subscription revenues of 71.3% compared to a gross margin of 70.4% for the nine months ended October 31, 2023. Other costs of subscription revenues increased $3.5 million due to costs associated with access to other platforms and data center costs and costs related to Salesforce user fees increased $2.2 million as we continued to add new customers and sell additional functionality to existing customers. Personnel costs, including stock-based compensation expense, increased $3.3 million, mainly from an increase in headcount. The increase in cost of subscription revenues also included an increase of $0.5 million in allocated overhead costs due to growth supporting our business. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $2.6 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, generating a gross margin for professional services and other revenues of (5.7)% compared to a gross margin of (1.4)% for the three months ended October 31, 2023. For the three months ended October 31, 2024, personnel costs, including stock-based compensation expense, increased $1.9 million for professional services compared to the three months ended October 31, 2023, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included a $0.4 million increase for third-party costs of professional services.
Cost of professional services and other revenues increased $7.2 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, generating a gross margin for professional services and other revenues of (8.8)% compared to a gross margin of (3.8)% for the nine months ended October 31, 2023. For the nine months ended October 31, 2024, personnel costs, including stock-based compensation expense, increased $6.2 million for professional services compared to the nine months ended October 31, 2023, mainly from an increase in headcount. The increase in cost of professional services and other revenues also included a $0.8 million increase for third-party professional services costs.
Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2023		2024		2023		2024
Operating expenses:
Sales and marketing	$38,446	31.5%	$29,729	21.4%	$100,551	28.5%	$89,487	22.4%
Research and development	29,043	23.8	33,039	23.8	87,127	24.7	97,291	24.4
General and administrative	19,334	15.9	23,108	16.6	59,239	16.8	66,046	16.5
Total operating expenses	86,823	71.2	85,876	61.8	246,917	70.0	252,824	63.3
Loss from operations	$(12,906)	(10.6)%	$(824)	(0.5)%	$(36,327)	(10.3)%	$(12,393)	(3.1)%
Sales and Marketing
Sales and marketing expenses decreased $8.7 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily attributable to the decrease in amortization expense of $10.7 million due to no amortization for the SimpleNexus trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage during the third quarter of fiscal 2024, partially offset by an increase of $0.6 million in amortization expense for the DocFox and ILT acquisitions. The decrease in sales and marketing expenses was also partially offset by an increase of $1.0 million in personnel costs primarily due to an increase in headcount, an increase in stock-based compensation expense, and an increase in tax equalization expense, partially offset by prior year payroll tax adjustments from certain of our foreign subsidiaries.
Sales and marketing expenses decreased $11.1 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily attributable to the decrease in amortization expense of $11.9 million due to no amortization for the SimpleNexus trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage during fiscal 2024, partially offset by an increase of $1.7 million in amortization expense for the DocFox and ILT acquisitions. The decrease in sales and marketing expenses also included a decrease of $0.5 million in sales-related travel costs, a decrease of $0.3 million in allocated overhead costs, and a decrease of $0.4 million in personnel costs. The decrease in personnel costs was due to prior year payroll tax adjustments from certain of our foreign subsidiaries offset by an increase in stock-based compensation expense. The decrease in sales and marketing expenses was partially offset by an increase of $0.5 million in marketing costs.
Our sales and marketing headcount increased by 7 from October 31, 2023 to October 31, 2024. We expect sales and marketing expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Research and Development
Research and development expenses increased $4.0 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to an increase of $2.6 million in personnel costs, mainly from an increase in headcount. The increase in research and development also included an increase of $1.0 million in third-party professional fees primarily attributable to increased contract research and development spend.
Research and development expenses increased $10.2 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to an increase of $7.9 million in personnel costs, mainly from an increase in headcount and stock-based compensation expense. The increase in research and development also included an increase of $1.9 million in third-party professional fees primarily attributable to increased contract research and development spend.
Our research and development headcount increased by 24 from October 31, 2023 to October 31, 2024. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses increased $3.8 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to an increase of $2.5 million in personnel costs, mostly attributable to a $1.5 million increase in stock-based compensation expense and headcount. The increase in general and administrative spend also included an increase of $2.1 million in third-party professional fees, mostly attributable to an increase for acquisition-related expenses for DocFox, ILT, and FullCircl, partially offset by a decrease in other professional fees. The increase in general and administrative expenses was partially offset by a decrease of $0.8 million in allocated overhead and other general and administrative costs.
General and administrative expenses increased $6.8 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, primarily due to an increase of $6.2 million in personnel costs, mostly attributable to a $4.8 million increase in stock-based compensation expense and headcount. The increase in general and administrative spend also included an increase of $2.7 million in third-party professional fees, mostly attributable to an increase for acquisition-related expenses for DocFox, ILT and FullCircl, partially offset by a decrease in expenses related to litigation expenses and other professional fees. The increase in general and administrative expenses was partially offset by a decrease of $2.2 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount increased by 15 from October 31, 2023 to October 31, 2024. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.

Non-Operating Income (Expense)

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2023		2024		2023		2024
Interest income	$685	0.6%	$482	0.3%	$2,057	0.6%	$1,408	0.4%
Interest expense	(854)	(0.7)	(1,653)	(1.2)	(3,277)	(0.9)	(4,965)	(1.2)
Other income (expense), net	(2,320)	(1.9)	432	0.3	(2,633)	(0.7)	(162)	—
Interest income decreased $0.2 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, due to a decrease in our accounts earning interest. Interest expense increased $0.8 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, due to borrowing on our revolving credit facility. The decrease of $2.8 million in other income (expense), net for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Interest income decreased $0.6 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, due to a decrease in our accounts earning interest. Interest expense increased $1.7 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, due to borrowing on our revolving credit facility. The decrease of $2.5 million in other expense, net for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2023		2024		2023		2024
Income tax provision	$1,782	1.5%	$2,589	1.9%	$4,720	1.3%	$1,360	0.3%
Income tax provision was $2.6 million for the three months ended October 31, 2024 compared to a provision of $1.8 million for the three months ended October 31, 2023, and resulted in an effective tax rate of (165.6)% and (11.6)%, respectively.
Income tax provision was $1.4 million for the nine months ended October 31, 2024 compared to a provision of $4.7 million for the nine months ended October 31, 2023, and resulted in an effective tax rate of (8.4)% and (11.7)%, respectively. The change in the effective tax rate for the nine months ended October 31, 2024 compared to the effective tax rate for the nine months ended October 31, 2023 was primarily due to a reduction of our valuation allowance offset by profitable foreign jurisdictions and uncertain tax positions.
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
The following table reconciles non-GAAP operating income to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2023	2024	2023	2024
GAAP loss from operations	$(12,906)	$(824)	$(36,327)	$(12,393)
Adjustments
Amortization of intangible assets	16,952	7,357	31,101	21,388
Stock-based compensation expense	15,823	17,971	41,969	53,015
Acquisition-related expenses	211	3,423	634	9,410
Litigation expenses[1]	153	115	4,502	365
Restructuring and related charges	150	—	627	—
Total adjustments	33,289	28,866	78,833	84,178
Non-GAAP operating income	$20,383	$28,042	$42,506	$71,785
1Represents legal expenses related to a closed government antitrust investigation and related settled civil action and a dismissed shareholder derivative lawsuit.
Liquidity and Capital Resources
As of October 31, 2024, we had $257.9 million in cash and cash equivalents. In November 2024, we used approximately $129.7 million of our cash for the FullCircl acquisition. See Note 15 "Subsequent Event" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the FullCircl acquisition. As of October 31, 2024, we had an accumulated deficit of $369.8 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
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
On March 17, 2024, the Company entered into the Second Amendment for the 2022 Credit Facility which, among other things, increased our borrowing availability to $100.0 million. In March 2024, we borrowed $75.0 million under the 2022 Credit Facility to fund the acquisition of DocFox. In April 2024, July 2024, and October 2024 we repaid $20.0 million,

$15.0 million, and $10.0 million, respectively, under the 2022 Credit Facility. On October 28, 2024, the Company entered into the 2024 Credit Facility, which increased our borrowing availability to $250.0 million. The Company borrowed $166.0 million under the 2024 Credit Facility to fund the acquisition of FullCircl and repay the $30.0 million outstanding under the 2022 Credit Facility. The Company expects to pay an additional $15.0 million in two years for the FullCircl acquisition upon the satisfaction and performance of certain warranties and covenants. As of October 31, 2024, the applicable interest rate was 6.72%. The Company had $166.0 million outstanding and no letters of credit issued under the 2024 Credit Facility and was in compliance with all covenants as of October 31, 2024. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We believe that current cash and cash equivalents as well as borrowings available under the Credit Facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, and any potential future acquisitions. We expect to incur capital expenditures in fiscal 2025 and 2026 for planned office build-outs to accommodate our growth, primarily for an international office, which we estimate to spend approximately $2.0 million and $6.0 million in fiscal 2025 and 2026, respectively. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2024 and October 31, 2024, the redeemable non-controlling interest was $3.4 million and $5.2 million, respectively.
As part of our joint venture obligations, we made an additional cash capital contribution of $1.0 million to nCino K.K. during the third quarter of fiscal 2024.
Cash Flows
Summary Cash Flow information for the nine months ended October 31, 2023 and 2024 are set forth below:

	Nine Months Ended October 31,
($ in thousands)	2023	2024
Net cash provided by operating activities	$49,137	$65,218
Net cash used in investing activities	(5,939)	(92,755)
Net cash provided by (used in) financing activities	(24,031)	168,439
Net Cash Provided by Operating Activities
The $65.2 million provided by operating activities in the nine months ended October 31, 2024 reflects our net loss of $17.5 million, offset by $88.7 million in non-cash charges and $6.0 million used in changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, partially offset by deferred income taxes and foreign currency losses related to intercompany loans and transactions. Cash used in working capital accounts was principally a function of a $41.6 million decrease in deferred revenue due to the timing of billings and revenue recognition, and an increase of $13.2 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.9 million decrease in operating lease liabilities, and a $0.1 million decrease in accrued expenses and other liabilities. The cash used in working capital accounts was partially offset by a $50.2 million decrease in accounts receivable due to the timing of billings and collections from customers, a $1.1 million increase in accounts payable, and a $0.7 million decrease in prepaid expenses and other assets.
The $49.1 million provided by operating activities in the nine months ended October 31, 2023 reflects our net loss of $44.9 million and $0.8 million used in changes in working capital accounts, offset by $94.8 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, foreign currency losses related to intercompany loans and transactions, provision for deferred taxes and bad debt. Cash generated by working capital accounts was principally a function of a $35.5 million decrease in accounts receivable due to timing of billings and collections from customers and a $3.4 million decrease in prepaid expenses and other assets, and a $1.2 million increase in accounts payable. The cash generated by working capital accounts was offset by a $23.8 million decrease in deferred revenue, due to the timing of billings and revenue recognition and an $8.0 million decrease in accrued expenses and other current liabilities which includes payments of approximately $5.0 million for severance and other employee costs associated with the restructuring plan and changing commission payment plans from a quarterly basis to a monthly basis. Additional offsets were payments of $6.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, and a $3.1 million decrease in operating lease liabilities.
Net Cash Used in Investing Activities
The $92.8 million used in investing activities in the nine months ended October 31, 2024 was comprised of $90.8 million used for the acquisitions of DocFox and ILT, $1.5 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $0.5 million for an asset acquisition. The $5.9 million used in investing activities in the nine months ended October 31, 2023 was comprised of $3.1 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, $2.5 million for the purchase of preferred stock in Rich Data Co, and $0.4 million for the final cash consideration relating to an asset acquisition completed in August 2022.
Net Cash Provided by (Used in) Financing Activities
The $168.4 million provided by financing activities in the nine months ended October 31, 2024 was comprised principally of $241.0 million proceeds from borrowings on the 2022 and 2024 Credit Facility to fund the acquisition of DocFox and FullCircl, $2.5 million of proceeds from stock issuances under the employee stock purchase plan, and $2.2 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially offset by payments of $75.0 million on the 2022 Credit Facility, payments of debt issuance costs of $1.4 million, and principal payments of $0.9 million on financing obligations. The $24.0 million used in financing activities in the nine months ended October 31, 2023 was comprised principally of payments of $30.0 million on the Credit Facility and principal payments of $0.9 million on financing obligations. The cash used in financing activities was partially offset by $3.2 million of proceeds from the exercise of stock options, $2.7 million of proceeds from stock issuances under the employee stock purchase plan, and $1.0 million in proceeds from the non-controlling interest in our Japan Joint venture.
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
Interest Rate Risk
At October 31, 2024, we had cash, cash equivalents and restricted cash of $258.3 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our 2024 Credit Facility is a senior secured revolving credit facility of up to $250.0 million. Borrowings bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step ups based on certain leverage ratios. As a result, we are exposed to increased interest rate risk as we make draws. At October 31, 2024, we had $166.0 million outstanding under the 2024 Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 11 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
At October 31, 2024, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $7.0 million on our cash, cash equivalents and restricted cash at October 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at October 31, 2024, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at October 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended October 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 24, 2024
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
10.1	Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated October 28, 2024	8-K	001-41211	10.1	October 30, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: December 4, 2024	By:	/s/ Pierre Naudé
Pierre Naudé
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2024	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)