Form 10-K
period 2025-01-31
nCino, Inc.
filed 2025-04-01
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2024, which was the last business day of the registrant's most recently completed second fiscal quarter, as reported by The Nasdaq Global Select Market on such date, was $2.4 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 116,449,936 shares of the registrant's common stock outstanding as of March 27, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2025.

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
•our ability to effectively manage privacy and information and data security;
•costs associated with research and development and building out our sales, professional services and customer support teams;
•the concentration of our customer base in the financial institution ("FI") sector and their spending on cloud-based technology;
•our ability to add and retain customers;
•our ability to expand internationally and associated costs;
•our ability to comply with laws and regulations;
•our expectations and management of future growth based on subscription revenues over the term of our customer contracts;
•our expectations concerning relationships with our customers, partners, and other third parties;
•geopolitical conflicts, economic uncertainties, trade sanctions, inflationary pressures and fluctuating interest rates;
•economic and industry trends;
•projected growth or trend analysis;
•our relationship with Salesforce and our system integration ("SI") partners;
•seasonal sales fluctuations and our ability to successfully implement our new pricing model;
i

•our ability to add capacity and automation to our operations and solutions, including artificial intelligence ("AI");
•our ability to attract and retain key personnel;
•our ability to successfully integrate and realize the benefits from acquisitions and other strategic transactions;
•our ability to service our debt obligations; and
•our ability to successfully defend litigation or other proceedings brought against us.
Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date on which it is made and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.
ii

PART I
Item 1. Business
Overview
As employees at financial institutions do their daily work and serve their clients, they often face inefficiencies due to disparate systems, broken workflows, manual processes, and the inability to harness and utilize data effectively. This negatively impacts risk management, decision making and the experiences of bankers and their clients.
To solve the problem, FIs need technology that helps them reengineer every experience, intelligently and with agility as market needs shift, and a partner with the experience to help advise on best practices.

nCino's trusted platform enables FIs to consolidate vendors while optimizing operations by integrating AI and actionable insights to cohesively bring together people and data and thereby enhance strategic decision-making, risk management, and customer satisfaction.

From managing complex credit portfolios to streamlining account onboarding and originating loans, nCino helps FIs of all sizes globally deliver faster, intelligent, and more connected experiences. With the nCino Platform, FIs can:
•Embrace the Power of Intelligent Automation and Uncover Data-Driven Insights. AI is rapidly changing the financial services industry. As AI creates new value streams within banking, nCino is simplifying FIs' navigation through this transformative technology by infusing AI into every stage of the banking lifecycle and creating intelligent automation across the nCino Platform.
•Improve Efficiency. nCino customers leverage the platform’s capabilities to drive process and knowledge efficiency by connecting previously disjointed functions, breaking down internal silos, and infusing intelligent automation into key workflows across multiple lines of business.
•Elevate Employee and Customer Experience. The nCino Platform's automation, workflow and digitization capabilities help eliminate manual processes and redundant efforts, freeing an FI's employees to focus on their clients’ experiences rather than their transactions.
•Manage Risk and Compliance More Effectively. The nCino Platform can help FIs reduce regulatory, credit and operational risk through workflow and automation, data reporting, standardized risk rating calculations and financial modeling. Because nCino is highly configurable, it can adjust as regulations and the FI's risk requirements evolve, including regulatory changes and economic headwinds.
Our Journey
nCino was originally founded in a bank to improve that institution's operations and client service. After realizing that virtually all banks and credit unions were dealing with the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce that made it difficult to maintain relevancy in their clients' lives—nCino was spun out as a separate company in late 2011 to help more institutions solve these challenges using cloud-based technology.
We initially focused on developing the nCino Platform to transform commercial and small business lending for community and regional banks in the United States ("U.S."). We scaled the platform to enterprise banks in the U.S. in 2014, and then internationally in 2017. We have subsequently expanded across North America, Europe, the Middle East, Japan and Asia-Pacific ("APAC").
nCino's approach to market expansion includes strategically building products and acquiring technology to continue to fulfill a platform vision. Over the years, we built and enhanced products internally to ensure innovation and seamless integration across key solution lines of commercial, small business and consumer banking. Through the strategic acquisitions of SimpleNexus, DocFox, FullCircl, ILT, Visible Equity, FinSuite, and our recent acquisition of Sandbox Banking, we significantly augmented the nCino's Platform's capabilities for mortgage lending, onboarding, account opening, indirect auto lending, and advanced analytics and AI. This strategic approach has allowed us to create a unified platform of best-in-class intelligent solutions, enabling FIs to replace multiple legacy systems, connect their operations, and streamline workflows and processes across various business lines to achieve desired business impact and process improvement.

How the nCino Platform Works
nCino offers a trusted platform that brings together people and data and enables FIs to enhance strategic decision-making, risk management, and customer satisfaction through the selection of best-in-class intelligent solutions that create experiences to fit their needs. With the flexibility to select and implement multiple solutions simultaneously, or one at a time, institutions have the autonomy to create the experiences they desire with the benefit of an agile platform that scales with their needs and provides integrated functionality with every new product or feature added.
Once implemented, the nCino Platform becomes deeply embedded in our customers’ business processes, enabling mission critical workflow across the FI and allowing our customers to serve their clients anytime, anywhere, from any internet-enabled device.
The nCino Platform combines industry, customer, and process data with advanced analytics, predictive AI, and generative AI to deliver best-in-class, intelligent solutions. These solutions empower FIs with process, knowledge, and platform efficiency to optimize operations, enhance decision-making, and enrich banker and client experiences for accelerated growth.
Fundamental elements of the nCino platform are built on Salesforce (the "Salesforce Platform"), which allows the Company to focus product development efforts on building deep vertical functionality specifically for FIs, while leveraging Salesforce's global infrastructure, reliability, and scalability. nCino also has solutions that leverage the Amazon Web Services ("AWS") platform.
nCino has evolved from being a single product workflow solution to a platform that offers best-in-class, intelligent solutions. As a result, we have shifted from a seat-based pricing model to a pricing framework that helps ensure value-based positioning and pricing of our products primarily based on the asset size of the FI. This also enables us to embed and monetize intelligence across all our solutions. Through this evolution, we are aligning our revenues to the value of the nCino Platform and encouraging customer growth as nCino creates more efficiencies for our customers.
Solutions on the nCino Platform
The nCino Platform is embedded with data and AI that help FIs digitize and reengineer business processes across multiple lines of business from commercial, consumer and small business banking to mortgage lending to boost efficiencies across the full customer lifecycle.

•Onboarding. nCino's onboarding streamlines and enhances the customer onboarding process for FIs through a unified, digital platform. It supports both credit and non-credit onboarding, commercial account opening, and enterprise-level onboarding, offering features like automation, centralized data, and compliance tools (CDD/KYC). The platform eliminates manual processes, accelerates account opening, and provides a 360-degree customer view, ensuring transparency and efficiency. With intelligent document management, seamless integrations, and personalized customer experiences, nCino helps institutions boost customer satisfaction, operational efficiency, and revenue growth while helping to maintain compliance and reducing errors.

•Account Opening. nCino's account opening capabilities are designed to provide a seamless, fast, and user-friendly experience for both consumers and small businesses. The Deposit Account Opening (DAO) solution allows customers to open accounts in minutes, whether online or in-branch, with a multi-channel approach that provides data continuity. Key features include automated identity verification, helping to maintain compliance with KYC/AML regulations, and partnerships with companies like Plaid and Alloy to streamline authentication and reduce fraud. The solution also integrates digital customer service options, such as chat, audio, and video, to enhance engagement and reduce abandonment rates.

•Lending. nCino provides a comprehensive loan origination platform for commercial, consumer, small business, and mortgage lending, that streamlines processes and enhances customer experiences. Our Commercial Loan Origination System automates the entire loan lifecycle, improving collaboration, compliance, and efficiency. The Consumer Lending solution, offers an omnichannel solution with automated credit decisioning and integrations to reduce cycle times. The Small Business Loan Origination solution leverages automation and machine learning to simplify applications and accelerate approvals, while the Mortgage solution unifies the home buying process, reducing closing times. These capabilities enhance operational efficiency, help ensure compliance, and deliver seamless, customer-centric experiences.

•Portfolio Management. nCino's portfolio management solution empowers FIs to efficiently manage credit risks, monitor performance, and uncover growth opportunities through a unified, data-driven platform. The solution centralizes data, automates workflows, and provides real-time insights to enhance decision-making and operational efficiency. Key features include continuous credit monitoring, risk analysis, and profitability optimization, supported by tools like automated spreading and commercial pricing. nCino's Portfolio Analytics solution offers customizable dashboards to track loan, deposit, and application data, helping to ensure compliance with regulations like CECL and Fair Lending. By integrating front, middle, and back-office processes, nCino enhances transparency, reduces manual tasks, and supports proactive risk management, enabling institutions to adapt to market changes and drive strategic growth.
Our Customers
As a pioneer in cloud banking, we have developed trusted relationships and a reputation for successfully implementing our solutions with FIs of all sizes in multiple geographies. Our diverse customer base ranges from global FIs, such as Bank of America, Barclays, Santander, and TD Bank; to enterprise banks, such as Truist Bank and U.S. Bank; to regional and community banks, like WaFd Bank, and ConnectOne Bank; to credit unions, such as Navy Federal Credit Union, SAFE Credit Union, Marine Credit Union, and Conexus Credit Union; to new market entrants, such as challenger banks like Recognise Bank and Judo Bank; to independent mortgage banks like Synergy One Lending and Fairway Independent Mortgage Corporation. These companies represent a cross-section of FIs across asset classes and geographies and each of these customers represent a substantial level of Annual Contract Value ("ACV") in its respective category.
We ended fiscal 2025 with 2,789 customers, of which in fiscal 2025 we had 549 that generated more than $100,000 in subscription revenues, 105 that generated more than $1.0 million and 14 that generated more than $5.0 million. No single customer represented more than 10% of total revenues in fiscal 2025.
How nCino Will Grow
We intend to continue growing our business by executing on the following strategies:
•Expand Within and Across Our Existing Customers. We believe there is a significant opportunity to further expand within our existing customer base both vertically within and horizontally across, business lines. Our customer expansion opportunities are now further enhanced with our focus on embedding AI capabilities within our Platform to further enhance efficiency and mitigate risk. nCino is transitioning to a new asset-based pricing strategy (as reflected in our new pricing model) where our subscription revenues from existing customers will continue to grow with their portfolio assets and artificial intelligence capability consumption, which should also simplify the buying experience for our customers.
•Expand Our Customer Base. We believe the global market for an intelligent banking platform is large and underserved. With FIs needing to replace legacy point products with modern technology and increased consumer demand for digital services and AI, we believe there is a significant opportunity to deliver our solutions and expand our customer base to FIs of all sizes and complexities around the world. Currently deployed in over 20 countries, we have made significant investments to expand our presence in EMEA and APAC. We promote sales in North America out of our offices in the U.S. and Canada, in APAC out of our offices in Australia, New Zealand, and Japan, and in EMEA out of our offices in the UK, South Africa and Spain.
•Continue Strengthening and Extending Our Product Functionality. We invested 23.9% of our revenues back into research and development in fiscal 2025 and expect to continue to invest in fiscal 2026 to continue to extend the breadth and depth of the nCino Platform. Current plans direct that investment across nCino's solution lines and geographies and aim to enrich experiences and drive additional efficiencies into financial processes that are foundationally underpinned by the nCino Platform. These plans include a focus on augmentation of human in the loop processes, as well as process automation, both driven by practical deployment of AI and agentic concepts that can further reduce the human resources required for routine, time-consuming tasks.
•Foster and Grow Our SI and Partner Technology Ecosystem. nCino is focused on attracting and managing a rapidly growing network of organizations that collaborate to achieve shared success goals for our customers across the globe. Utilizing the open architecture of the nCino Platform, an increasing number of technology partners, including Anthropic, AWS, Databricks, Salesforce, Rich Data Co, Alloy, Plaid and Docusign, are integrated within our Platform. Leveraging our recent acquisition of Sandbox Banking, we are focused on scaling our ecosystem strategy and business model to supplement our existing direct sales model. The aim is to deliver greater value to customers by leveraging the combined strengths and capabilities of all participants (customers, technology partners, and consulting partners) in our ecosystem. Expanding the ecosystem business can drive value in many different ways, including expanding our reach and access to new markets, driving new innovations and value creation, creating better customer experiences, and accelerating growth. This approach helps us address the demands we see in the market for embedded, customizable experiences and solutions that are easy to buy. We also have deep, long-standing relationships with leading consulting partners across the regional and enterprise banking space in every priority market across the globe. These partners (including Accenture, Deloitte, PwC, and West Monroe Partners, among others) assist in prospecting, marketing, co-selling, product evaluation/feedback and implementation of our solutions and have helped support our new market and global expansion.
•Selectively Pursue Strategic Transactions. In addition to developing our solutions organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions, such as our recent acquisitions of DocFox, FullCircl, ILT, and Sandbox Banking. We expect these transactions to focus on innovation to help strengthen and expand the functionality and features of our solutions and/or expand our global presence.
Our Relationship with Salesforce
We built fundamental elements of the nCino Platform on the Salesforce Platform to leverage its global infrastructure, reliability, and scalability. This allows us to benefit from continual improvement of the Salesforce Platform. We believe we have a mutually beneficial strategic relationship with Salesforce.
Pursuant to our agreement with Salesforce, when we sell our client onboarding, loan origination, and/or deposit account opening solutions, we include a subscription to the underlying Salesforce Platform and remit a subscription fee to Salesforce. In exchange, Salesforce provides the hosting infrastructure and data center for these applications, as well as configuration, reporting, and other functionality within the Salesforce Platform. Under our agreement with Salesforce, we are an authorized reseller of Salesforce’s CRM functionality to certain FIs in the U.S. Our original agreement with Salesforce was entered into in December 2011, which was superseded and replaced on June 19, 2020. On December 20, 2023, our agreement with Salesforce was amended and its term was extended to expire on January 31, 2031 unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement. Our agreement with Salesforce automatically renews for additional one-year periods thereafter unless notice of termination is provided.
Global Revenue Organization
Our Global Revenue Organization includes business development representatives, account executives, field sales representatives, and marketing. These teams are responsible for demand and lead generation, driving new business, and helping to manage account relationships and renewals, to drive adoption of our solutions within and across lines of business. These teams maintain close relationships with existing customers and act as an advisor to each FI to help identify and understand their unique needs, challenges, goals, and opportunities.
In addition, our marketing team oversees all aspects of the nCino global brand including brand strategy, public relations and external communications, integrated marketing, product marketing, market strategy, marketing operations, and regional marketing. Our marketing efforts span the full buyer journey from brand awareness and pipeline generation to adoption and cross-sell.
Customer Success
Once a customer contracts for the nCino Platform, we provide implementation services to assist in the deployment, either directly or through our SI partner ecosystem. For regional and community banks, we usually handle implementation ourselves. Most of these engagements average less than six months, significantly reducing the time-to-value for our customers. We expect to further reduce these timelines next fiscal year, given our investments in AI tooling and strategy. For our largest enterprise FIs, implementation timelines may extend beyond twelve months, primarily due to the complexity of adjacent program integrations, core conversion activities or other material infrastructure upgrades. For SI-led projects, we collaborate with SIs such as Accenture, Deloitte, and PwC, fielding a small team of advisory consultants alongside the SIs to help ensure success.

We support our customers with 24/7 access to engineers and technical support personnel, outcome-based support offerings, release management, managed services, and technical support via online chat. The nCino Customer Success Management team is the central contact for our customers, focusing on adoption, FI readiness to capitalize on new innovation, and helping our customers achieve the business value they expect.
A significant majority of our FI customers whose employees utilize our client onboarding, loan origination, and deposit account opening solutions have joined our online nCino Community. In the nCino Community, users can access product guides and technical documents, engage and share best practices with other users and nCino subject matter experts through various discussion groups, suggest and vote for future product development ideas, and access training videos, materials and product certifications.
Research and Development
Our research and development organization is responsible for the design, development, engineering, and testing of our solutions.
We utilize industry best practices, such as continuous integration/continuous deployment, automated testing and distributed version control, to develop new functionality and enhance our existing solutions. We provide opportunities for innovation through hackathons and new technology pilots, and we encourage customers to participate in our Product Design Programs to provide us with input on our product development roadmap. Our research and development spend was $129.4 million or 23.9% of total revenues in fiscal 2025.
Competition
Historically, the primary competition for the nCino Platform has been point solution vendors and systems developed internally by FIs. We believe our ability to provide client onboarding, loan origination, deposit account opening, analytics, portfolio management, and AI on a platform across lines of business, our deep banking domain expertise, our mortgage suite, our reputation for high-quality professional services and customer support, and our strong company culture, distinguish us from our competition. We believe our success in growing our business will depend on our ability to demonstrate to FIs that our solutions provide superior business outcomes and value to those of competitors or internally developed systems. In this regard, we are likely to be assessed on a number of factors, including:
•breadth and depth of functionality;
•ease of deployment, implementation and use;
•total cost of ownership and return on investment;
•level of customer satisfaction;
•brand awareness and reputation;
•cloud-based technology platform, availability of AI capabilities, and pricing model;
•quality of implementation and customer support services;
•capability for configurability, integration, and scalability;
•domain expertise in banking technology;
•security and reliability;
•ability of our solutions to support compliance with legal and regulatory requirements;
•ability to innovate and respond to customer needs quickly;
•ability to provide data connectivity and integrate with third-party applications and systems; and

•insights and benchmarking derived from the cross-institution data and transactions that flow through our platform.
We believe we compete favorably with respect to these factors, but we expect competition to increase as existing competitors evolve their offerings and as new companies enter the market. Our ability to remain competitive will depend on our ongoing efforts in research and development, sales and marketing, professional services, customer support, and our business operations generally. For additional information, see Part I, Item 1A of this Annual Report on Form 10-K, “Risk Factors—The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and results of operations.”
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
As of January 31, 2025, we had 12 issued patents relating to the nCino Platform in the U.S. We file patent applications where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business.
Human Capital Management
nCino is in the business of helping FIs around the globe modernize their operations. To transform an industry, we believe our workplace culture is critical in fostering accountability and autonomy, enabling our employees to boldly innovate and deliver the best possible outcomes for our customers.
Our culture delivers a differentiated employee value proposition that balances innovation, accountability, continuous learning, and career growth, underpinned by a foundation of six core values: Bring Your A-Game, Do the Right Thing, Respect Each Other, Make Someone’s Day, Have Fun and Be a Winner. Our unwavering commitment to our customers and employees is reflected across external measurements and outcomes, including numerous workplace awards as well as our Net Promoter Score commentary calling out our people and partnership.
As of January 31, 2025, we had 1,833 employees, of which approximately 73% were in the U.S. and 27% were in other locations around the globe. We believe our employee engagement and experience remain strong.
Employee Involvement
As part of our priority to drive success through brand reputation and excellence, we listen to our employees and develop involvement programs that foster belonging and deliver value back to our communities. Powerful examples of this inclusive programming are nCino's Employee Resource Groups (“ERGs”), which are open to all nCino team members. These groups play an important role in building camaraderie among employees, providing resources to the broader nCino community, building nCino's reputation as an employer of choice for talent, while also creating opportunities for professional development and mentorship.
nCino supports many causes and initiatives in the communities in which we operate. Combining corporate giving and matching along with employee giving, nCino has donated to numerous non-profits globally. With respect to philanthropic giving, the nCino community has broadly given back to various community groups, including those associated with STEM-focused education, social/community needs, environmental causes, and health research. Through nVolve, nCino's philanthropic and community service approach, we prioritize giving back to our communities by providing all employees paid volunteer days separate from regular leave or holidays to support organizations and causes that are important to them.

Total Rewards
To ensure our ability to attract and retain the very best global talent, we offer market competitive compensation that is consistently evaluated, opportunities for equity ownership, savings options to help employees invest in their future, and generous, country-specific benefit packages.
Technology, Development and Cloud Operations
We deliver our solutions as secure, highly scalable cloud computing application and platform services with a multi-tenant technology and shared service-oriented architecture. Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate and virtual isolation from each other. Service-Oriented Architecture ("SOA") is a software design approach that builds applications from reusable, self-contained components called services, allowing them to communicate and interact across different platforms and technologies. This approach allows us to spread the cost of delivering our services across the globe and scale our business faster than traditional software vendors while focusing our resources on building new functionality and enhancing existing offerings.
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
Global Financial Service Providers Are Highly Regulated
Global financial service providers and their solutions are subject to extensive and complex data, security, privacy, and regulatory oversight by international, country, federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of financial service providers' operations and, as a result, the business of their technology providers. The compliance process with these regulatory requirements depends on a variety of factors, including functionality and design, the classification of the financial service provider and its services, region or country of operation, and the manner in which the financial service provider and its end users utilize the solutions. In order to ensure compliance with these laws, financial service providers may be required to implement operating policies, procedures, and controls to protect the privacy and security of their, the financial service providers', and their end users' information, and to undergo periodic audits and examinations.
Security and Data Protection Is Paramount for Global Financial Service Providers
The risks of cybercrime and fraud have always existed in banking and financial services. As the adoption and use of digital services increase in financial services, the incidence of cybercrime and fraud may grow substantially. The methods by which criminals seek to commit fraud are constantly changing, requiring financial services providers and their technology providers to continually modify their security protocols and best practices. Providing services to the financial services industry requires experience, constant vigilance, and continuous investment to stay informed and guard against these ever-changing threats.
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
Summary Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•We derive most of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
•Our future operating results are difficult to predict, in part because we do not have an extensive operating history at the current scale of our business, and we may not achieve our expected operating results in the future.
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
•As the market for cloud-based banking technology continues to develop, it may do so more slowly than we expect or changes in a way that we fail to anticipate, in which case our sales would suffer and our results of operations would be adversely affected.
•We may not be able to sustain our revenue growth rate in the future.
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•We have recently changed our pricing model, and that and other factors may not accurately predict the long-term rate of customer subscription renewals or adoption of our solutions, or any resulting impact on our revenues or operating results.
•A breach of our security or privacy measures or those we rely on could result in unauthorized access to, or disclosure of, customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
•Fundamental elements of the nCino Platform are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide this solution to our customers.
•Because we recognize subscription revenues over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.
•The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies, including the increasing adoption of artificial intelligence and machine learning ("AI/ML") offerings by our competitors, or other competitive dynamics could adversely affect our business and results of operations.

•Our increased focus on the development and use of AI/ML technologies in our solutions and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
•We depend on data centers operated by or on behalf of Salesforce, AWS and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
•We have and may continue to acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships.
•Our customers are highly regulated. Our failure to comply with laws and regulations applicable to us as a technology provider to FIs could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.
•Any legal proceedings against us could adversely affect our operations and prospects, damage our reputation, and be costly and time-consuming to defend.
Risks Relating to Our Business and Industry
We derive most of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
Most of our revenues are derived from FIs whose industry has experienced significant pressure in recent years due to economic uncertainty, fluctuating interest rates, liquidity concerns and increased regulation. In the past, FIs have experienced consolidation, distress and failure, including notably recently in March 2023 when the FDIC took control of Silicon Valley Bank and Signature Bank due to liquidity concerns and a number of other FIs experienced turbulence and a precipitous decline in market value. It is possible these conditions may persist, deteriorate or reoccur. If, as a result of these or other factors, any of our customers merge with or are acquired by other entities, such as FIs that have internally developed banking technology solutions or that are not our customers or use our solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our solutions. It is also possible that the larger FIs that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn or prolonged disruption in the financial services industry may cause our customers to reduce their spending on technology or cloud-based banking solutions or to seek to terminate or renegotiate their contracts with us. Moreover, economic fluctuations caused by factors such as the U.S. Federal Reserve changing interest rates may cause potential new customers and existing customers to forego or delay purchasing our solutions or reduce the amount of spend with us, which would materially and adversely affect our business.
Our future operating results are difficult to predict, in part because we do not have an extensive operating history at the current scale of our business, and we may not achieve our expected operating results in the future.
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
We have a history of losses, and while we have achieved profitability in a quarterly period, we may not be able to achieve or sustain profitability on a GAAP basis in the future.
We began operations in late 2011 and have experienced net losses since inception. We generated net losses attributable to nCino of $102.7 million, $42.3 million, and $37.9 million for the fiscal years ended January 31, 2023, 2024, and 2025, respectively. We had an accumulated deficit of $385.3 million at January 31, 2025. While we have been profitable on a GAAP basis for a quarter, we may not be able to maintain or increase our level of profitability. We intend to continue to support further growth and extend the functionality of our solutions in future periods. We will also continue to face increased costs associated with growth and the expansion of our customer base and the costs of being a public company. Our continuing efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect, depending on a number of factors, to continue to incur losses on a GAAP basis as we continue to invest in product development, and we cannot predict whether or when we will achieve or sustain profitability on a GAAP basis. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
If we are unable to attract new customers or continue to broaden our existing customers’ use of our solutions, our revenue growth will be adversely affected.
To increase our revenues, we will need to continue to attract new customers and succeed in having our current customers expand the use of our solutions across their institution. For example, our revenue growth strategy includes increased penetration of markets outside the U.S. as well as selling our solutions to existing and new customers, and failure in either respect would adversely affect our revenue growth. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other companies, and general economic conditions. Our customers may also require fewer subscriptions for our solutions as their use may enable them to operate more efficiently over time. Therefore, we cannot assure you that our current customers will renew or expand their use of our solutions. If we are unable to sign new customers or retain or attract new business from current customers, our business and results of operations may be materially and adversely affected.
As the market for cloud-based banking technology continues to develop, it may do so more slowly than we expect or changes in a way that we fail to anticipate. If that occurs, or we fail to market our solutions effectively, our sales would suffer and our results of operations would be adversely affected.
Use of, and reliance on, cloud-based banking technology continues to evolve and we do not know whether FIs will continue to adopt cloud-based banking technology such as the nCino Platform in the future, or whether the market will change in ways we do not anticipate. Many FIs have invested substantial personnel and financial resources in legacy software, and these FIs may be reluctant, unwilling, or unable to convert from their existing systems to our solutions. Furthermore, these FIs may be reluctant, unwilling, or unable to use cloud-based banking technology due to various concerns, such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause FIs to choose not to adopt cloud-based banking technology such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional solutions and functionality to our current and prospective customers. As we create new solutions and enhance our existing solutions, these solutions and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts and if customers choose not to adopt this functionality, our business and results of operations could suffer. If FIs are unwilling or unable to transition from their legacy systems, or if the demand for our solutions does not meet our expectations, our results of operations and financial condition will be adversely affected.
We may not be able to sustain our revenue growth rate in the future.
Our revenues increased from $408.3 million for fiscal 2023 to $476.5 million for fiscal 2024 and to $540.7 million for fiscal 2025. However, we may not be able to sustain revenue growth consistent with our recent history, if at all. Our revenue growth in recent periods may not be indicative of our future performance. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solutions, our ability to successfully sell and implement new solutions, such as our retail solutions, increasing competition, decreasing growth of our overall market, the adoption of our new asset-based pricing model, our inability to attract and retain a sufficient number of FI customers, concerns over data security, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, our business could be adversely affected, the price of our common stock could decline or otherwise be volatile and it may be difficult for us to achieve and maintain profitability.

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
•customer renewal rates;
•increases or decreases in the number of users licensed or pricing changes upon renewals of customer contracts (including as a result of our new asset-based pricing model);
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

We have recently adopted a new pricing model, which sets the pricing for our solutions primarily on the asset size of the FI customer, and began implementing it in fiscal 2025. While we believe this new model responds to how we have observed customers using our solutions and evolving market conditions, there is no assurance that our existing customers will react favorably to it, or that potential new customers will adopt it. It is also possible that the new pricing model will not generate the revenues we expect from it for other reasons. Any of these factors could lead to an adverse effect on our results of operations or financial conditions and have a negative impact on the price of our common stock.
Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew for fewer users or on less favorable pricing terms, particularly if they seek to negotiate alternatives to our asset-based pricing model. The historic average initial term of our customer agreements has been generally three to five years in length, billed annually in advance, and our fees and services have generally been non-cancelable and have not contained refund-type provisions. U.S. mortgage contracts are generally billed monthly in advance. Subscription arrangements that are cancelable generally have penalty clauses. Although we have observed some trends at our current scale with respect to customer subscription renewals, we cannot be certain of how actual renewal rates will compare to what we anticipate. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our solutions or their ability to continue their operations or spending levels.
In addition, large or influential FI customers may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to implement further changes to our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our revenues, gross margin, profitability, financial position, and/or cash flow.
Our business faces significant risks from diverse security threats. A breach of our security or privacy measures or those we rely on could result in unauthorized access to, or disclosure of, customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
Certain elements of our solutions, particularly our analytics and mortgage solutions, process and store personally identifiable information (“PII”), such as banking and personal information of our customers’ clients, and we may also have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop or acquire additional functionality, we may gain greater access to PII. We maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems. However, we and our third party service providers, frequently defend against and respond to data security incidents. We cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security or privacy events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, our products are flexible and complex software solutions and there is a risk that configurations of, or defects in, our solutions or errors in implementation could create vulnerabilities to security breaches. There may be continued unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their clients that may disrupt our or our customers’ operations.
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
Cyberattacks and other malicious internet-based activity, including increased threats from the use of AI, continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse, and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or solutions are compromised, we could suffer substantial harm. A security breach could result in operational disruptions, loss, compromise or corruption of customer or client data or data we rely on to provide our solutions, including our analytics initiatives and offerings that impair our ability to provide our solutions and meet our customers’ requirements resulting in decreased revenues and otherwise materially negatively impacting our financial results. Also, our reputation could suffer irreparable harm, causing our current and prospective customers to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations.
Federal and state regulations may require us or our customers to notify individuals of data security or privacy incidents involving certain types of personal data or information technology systems, and those laws and regulations continue to evolve to add more reporting requirements on faster timelines. Security compromises experienced by others in our industry, our customers, or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew or expand their use of our solutions, or subject us to third-party lawsuits, regulatory fines, or other actions or liabilities, which could materially and adversely affect our business and results of operations.
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
Fundamental elements of the nCino Platform are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide this solution to our customers.
Fundamental elements of the nCino Platform, including our client onboarding, loan origination, and deposit account opening solutions, are built on the Salesforce Platform and we rely on our agreement with Salesforce to use the Salesforce Platform in conjunction with these solutions, including for hosting infrastructure and data center operations. Any termination of our relationship with Salesforce would result in a materially adverse impact on our business model.
Our agreement with Salesforce expires on January 31, 2031, unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement, and thereafter automatically renews for additional one-year periods unless notice of non-renewal is provided by either party. If we are unable to renew our agreement with Salesforce, there would be, absent a termination for cause, a wind-down period during which existing customers would be able to continue using the nCino Platform in conjunction with the Salesforce Platform, but we would be unable to provide this solution to new customers and could be limited in our ability to allow current customers to add additional users. In addition, if we are unable to renew our agreement with Salesforce upon its expiration, our customers would need to obtain a separate subscription from Salesforce in order to access the nCino Platform. This could cause a significant delay in the time required to enter into agreements with customers, place us and our customers at a disadvantage in negotiating with Salesforce, and lead customers not to renew or enter into agreements with us. We also cannot assure you that the pricing or other terms in any renewal with Salesforce would be favorable to us, and if they are not, our business and operating results may be materially and adversely affected.

In addition, Salesforce has the right to terminate their agreement with us in certain circumstances, including in the event of a material breach by us. If Salesforce terminates our agreement for cause, it would not be required to provide the wind-down period described above. We are also required to indemnify Salesforce for claims made against Salesforce by a third party alleging that the nCino Platform infringes the intellectual property rights of such third party.
An expiration or termination of our agreement with Salesforce would cause us to incur significant time and expense to acquire rights to, or develop, a replacement solution and we may not be successful in these efforts, which could cause the nCino Platform to become obsolete. Even if we were to successfully acquire or develop a replacement solution, some customers may decide not to adopt such solution and may, as a result, decide to use a different solution. If we were unsuccessful in acquiring or developing a replacement solution or acquire or develop a replacement solution that our customers do not adopt, our business, results of operations, and brand would be materially and adversely affected.
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
We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the U.S., the EU, and other jurisdictions in which we operate. For instance, the California Consumer Privacy Act (the "CCPA") became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, receive detailed information about how their personal information is used and shared by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined), and provide such consumers rights to opt-out of certain sales of personal information. The CCPA provides for potential civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The California Privacy Rights Act (the "CPRA"), which expands the CCPA, passed in November 2020 and went into effect on January 1, 2023, potentially requiring still to be determined additional compliance investment and potential business process changes. Among other things, the CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. The CCPA includes a number of limited exceptions, including an exception for data that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley-Act (“GLBA”) and an exemption that includes some types of data covered by the Fair Credit Recording Act (“FCRA”). These exceptions, however, do not apply to the private cause of action afforded to individuals for negligent information security incidents. Additionally, the CCPA applies to the personal information of California residents collected in the employment, job applicant and business-to-business settings.

Twenty U.S. states have enacted comprehensive privacy laws and several others are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Although many such state laws do not apply to FIs (or to data) subject to the GLBA, and some exempt all commercial- and employment-related data, these are evolving laws and regulations that add layers of complexity to compliance in the U.S. market. If passed, such laws will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging.

GLBA and FCRA impose privacy and information security requirements on FIs, including obligations to protect and safeguard consumers’ nonpublic personal information and creditworthiness information, respectively, and limitations on the use and disclosure of such information. The GLBA requires appropriate administrative, technical and physical safeguards to ensure the security, confidentiality, integrity, availability and the proper disposal of nonpublic personal information, and the FCRA imposes similar information security requirements regarding the protection of creditworthiness information.

The Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information and in particular health information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act.
Privacy and cybersecurity laws continue to evolve to impose ever stricter standards for the collection, use, dissemination and security of personally identifiable information, including financial information. Actual, potential, or perceived violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies and processing of personal data, as well as civil claims including class actions, reputational damage and ongoing compliance costs, any of which could harm our business, results of operations and financial condition. Moreover, federal, and state regulation around AI may be enacted in the near future.
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
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism in accordance with the EU GDPR has been put in place (e.g., Standard Contractual Clauses or “SCCs”) or a derogation under the EU GDPR can be relied on. In certain cases (e.g. where transfers are made in reliance on SCCs) it is also necessary to carry out a transfer impact assessment ("TIA") which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (“Adequacy Decision”) for EU-US transfers of personal data for entities self-certified to the EU-US Data Privacy Framework (“DPF”). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.

The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK government does not consider adequate. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new SCCs. The UK Information Commissioner's Office ("ICO") has also published its own version of the TIA, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge. Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF. This may have implications for our cross-border data flows and may result in additional compliance costs.

Data protection supervisory authorities have the power under the GDPR to (amongst other things) impose fines of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, for serious violations of certain of the GDPR’s requirements. Data subjects also have a right to compensation, as a result of an organization's breach of the GDPR which has affected them for financial or non-financial losses (e.g., distress). Complying with the GDPR may cause us to incur substantial operational and compliance costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, regulators, customers, data subjects, suppliers, vendors or other parties. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects.
From a cybersecurity perspective, the GDPR does not provide for a specific set of cybersecurity requirements or measures to be implemented but rather requires a controller or processor to implement appropriate cyber and data security measures in accordance with the then-current risk, the state of the art, the costs of implementation and the nature, scope, context and purposes of the processing. The GDPR however does explicitly require that controllers notify personal data breaches as described above.
On January 17, 2023, the EU Network and Information Systems Security 2 Directive (“NISD2”) entered into force. Member States had until October 17, 2024 to transpose NISD2 into EU Member State law. The European Commission initiated infringement procedures, by sending letters of formal notice to 23 Member States for failing to fully transpose NISD2 by this deadline. Under the NISD2, stringent cybersecurity and incident reporting requirements are imposed on ‘essential’ and ‘important’ entities, which include information and communication technology (“ICT”) managed service providers.
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
The EU Digital Operational Resilience Act (“DORA”), which applied from January 17, 2025, imposes regulatory obligations to reinforce the digital operational resilience of entities operating in the financial services industry, and to adequately manage and remediate risks related to the engagement of ICT third-party service providers. DORA only imposes direct regulatory obligations on ICT third-party service providers that are considered ‘critical’ within the meaning of DORA. Non-critical ICT third-party service providers are only indirectly impacted by DORA, by virtue of the mandatory contractual terms that DORA requires financial entities to implement with ICT third-party service providers.
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
We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market or resell cloud-based banking technology, acquire one of our competitors or form a strategic alliance with one of our competitors or with Salesforce. In addition, new companies entering our markets may choose to offer cloud-based banking solutions at little or no additional cost to the customer by bundling them with their existing solutions, including adjacent banking technologies. Competition from these new entrants may make attracting new customers and retaining our current customers more difficult, which may adversely affect our results of operations.
Additionally, as we continue to increase building AI/ML into many of our solutions, we face more competition as AI/ML technologies are increasingly integrated into the markets in which we compete. New AI/ML offerings may disrupt workforce needs and negatively impact demand for our solutions, or our competitors may be able to incorporate AI/ML into their offerings more efficiently or successfully than we are able to incorporate it into our solutions, and thereby achieve greater and faster adoption. Even if our AI/ML solutions are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services.
If we are unable to compete in this environment, sales and renewals of the nCino Platform could decline and adversely affect our business and results of operations. With the introduction of new technologies and potential new entrants into the cloud-based banking technology market, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability.
Our increased focus on the development and use of AI/ML technologies in our solutions and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
We envision a future where AI/ML is embedded throughout nCino’s platform to help our customers maximize their productivity. We increasingly have incorporated and may continue to incorporate AI/ML solutions and features into our solutions, and otherwise within our business, and these solutions and features continue to become more vital to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to properly implement or market our AI/ML solutions and features. The legal, regulatory, and policy environments around AI/ML are evolving rapidly, and we may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. For example, in the EU/UK, laws and regulation regarding AI are developing at a fast pace. On August 1, 2024 the EU's standalone law to govern the offering and use of AI systems in the EU (the "AI Act") entered into force - it will become enforceable in a gradual manner between 2025-2027 depending on the specific requirement and the UK has not to date adopted dedicated AI legislation instead looking to rely on a principles-based, sector-specific approach to AI regulation. However, in July 2024 it was announced that new AI regulation would in fact be introduced for certain AI. Moreover, states such as Colorado, Utah, and California, have passed or are considering legislation or regulation governing development or use of AI technologies, supplementing the existing consumer protection and other regulatory guidance that may apply to the use of AI technologies in our business, and which may impact our use of technology.
More generally, our use of AI/ML technologies may present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of our AI/ML solutions may present ethical or social issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact privacy, employment, or in other social contexts, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability, especially in the context of an environment with heightened geopolitical volatility. Inadequate or ineffective AI/ML development, deployment, content labeling or governance by us or others that result in controversy could also impair the acceptance of AI/ML solutions or result in unintended performance of the services. This in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI/ML solutions produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI/ML will require the application of resources to develop, test and maintain our products and services to help ensure that AI/ML is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI/ML applications such as generative AI content creation and AI/ML agents will require additional investment in compliance, governance and the licensing or development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our results of operations and financial condition. Moreover, the development of generative AI/ML solutions brings additional risks and responsibility. Known risks of generative AI/ML currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI/ML technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed or protected content to their detriment, or the owners of such copyrighted material seek to enforce their rights, we may be exposed to brand or reputational harm, competitive harm and/or legal liability. Developing, testing and deploying AI/ML systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.
We depend on data centers operated by or on behalf of Salesforce, Amazon Web Services ("AWS"), and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
Our solutions are primarily hosted in data centers operated by or on behalf of Salesforce, AWS, and other third parties, and we do not control the operation of these data centers. Problems associated with these data centers could adversely affect the experience of our customers. Any disruptions or other operational performance problems with these data centers could result in material interruptions in our services, adversely affect our reputation and results of operations, and subject us to liability.
We have and may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments, or partnerships.
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions, and other assets. For example, in fiscal 2025 we completed three acquisitions and have already announced one in fiscal 2026. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. For instance, we have incurred significant costs in connection with our fiscal 2025 acquisitions. In addition, nCino has limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
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
Our customers are highly regulated. Our failure to comply with laws and regulations applicable to us as a technology provider to FIs could adversely affect our business and results of operations, increase costs, and impose constraints on the way we conduct our business.
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our solutions address. As a provider of technology to FIs, we have been, and expect to continue to be, examined on a periodic basis by various regulatory agencies and may be required to review certain of our suppliers and partners. In addition, while much of our operations are not directly subject to the same regulations applicable to FIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. For example, as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the GLBA related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to FIs. The GLBA includes limitations on FI's disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requiring FIs to limit the use and further disclosure of nonpublic personal information to nonaffiliated third parties and requiring FIs to safeguard nonpublic personal information. Banking regulations for information security and breach notification also impose obligations on us due to our relationships with customers that increase our information security obligations and customers may impose additional information security standards upon us, such as those relating to the New York Department of Financial Services Cybersecurity Regulation (“Cybersecurity Regulation) or the National Association of Insurance Commissioner’s Insurance Data Security Model Law, which are both intended to establish standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees. As of February 1, 2025, a version of the Insurance Data Security Model law has been adopted in more than 25 jurisdictions. Both the Cybersecurity Regulation and Insurance Data Security Model Law require oversight of third-party service providers with respect to information security, among other things. Matters subject to review and examination by federal and state FI regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our solutions. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we have to make changes to our internal processes and solutions as result of these regulations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
In the future, we may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. Legal proceedings might result in damages and harm to our operations and prospects, reputational damage, substantial costs, and may divert management’s attention and resources, which might adversely impact our business, overall financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock.
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, particularly given our recent transition to a new Chief Executive Officer, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be adversely affected.
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
Our board appointed Sean Desmond as our new Chief Executive Officer, effective February 1, 2025, and Pierre Naudé resigned as Chief Executive Officer, a position he had held since nCino's inception. Mr. Naudé continues to serve as Executive Chairman. As with any other company transitioning from a long-serving Chief Executive Officer, it will be important to maintain the innovation, creativity, teamwork and other elements essential to the continued growth of our business under new leadership. Any failure to do so may have an adverse impact on our results of operations and financial condition.
We may encounter implementation challenges, including in situations in which we rely on SIs, which would materially and adversely affect our business and results of operations.
We may face unexpected challenges related to the complexity of our customers’ implementation and configuration requirements. Implementation of our solutions may be delayed or expenses may increase when customers have unexpected data, software, or technology challenges, or unanticipated business requirements, which could adversely affect our relationship with customers and our operating results. In general, the revenues related to implementation and other professional services we provide are recognized on a proportional performance basis, and delays and difficulties in these engagements could result in losses on these contracts. In addition, our customers often require complex acceptance testing related to the implementation of our solutions. We also leverage the services of SIs, including Accenture, Deloitte, PwC, and West Monroe Partners, among others, to implement and configure the nCino Platform for our larger FI customers, while we have historically performed professional services for smaller FIs ourselves. While SI partners generally contract directly with our customers, any failure or delay by the SI partners we work with in providing adequate service and support would likely adversely affect our brand and reputation. For implementations we conduct ourselves, project delays may result in recognizing revenues later than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our ability to take customers live and the overall customer experience could be adversely affected. We rely on existing customers to act as references for prospective customers, and difficulties in implementation and configuration could therefore adversely affect our ability to attract new customers. Any difficulties or delays in implementation processes could cause customers to delay or forego future purchases of our solutions.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.
Since our inception, our business has grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems, and other significant changes and additional complexities. Our revenues increased from $408.3 million for fiscal 2023 to $476.5 million for fiscal 2024 and to $540.7 million for fiscal 2025. Our total number of employees increased from 436 as of January 31, 2018 to 1,833 as of January 31, 2025. Managing and sustaining a growing workforce and customer base geographically-dispersed in the U.S. and internationally requires substantial management effort, infrastructure, and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We also have to expand and enhance the capabilities of our sales, relationship management, implementation, customer service, research and development, and other personnel to support our growth and continue to achieve high levels of customer service and satisfaction. Our success depends on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of customer service, our reputation, as well as our business and results of operations, could be materially and adversely affected.
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
The financial services industry is subject to rapid change and the introduction of new technologies to meet the needs of this industry will continue to have a significant effect on competitive conditions in our market. If we are unable to successfully expand our product offerings beyond our current solutions, our customers could migrate to competitors who may offer a broader or more attractive range of products and services. For example, in fiscal 2025, we launched our Commercial Onboarding and Account Opening solution and we may fail to achieve market acceptance of this offering. Unexpected delays in releasing new or enhanced versions of our solutions, or errors following their release, could result in loss of sales, delay in market acceptance, or customer claims against us, any of which could adversely affect our business. The success of any new solution depends on several factors, including timely completion, adequate quality testing, and market acceptance. We may not be able to enhance aspects of our solutions successfully or introduce and gain market acceptance of new solutions or improvements in a timely manner, or at all. Additionally, we must continually modify and enhance our solutions to keep pace with changes in software solutions, database technology, and evolving technical standards and interfaces. Uncertainties related to our ability to introduce and improve functionality, announcements or introductions of a new or updated solution, or modifications by our competitors could adversely affect our business and results of operations.
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
For the fiscal years ended January 31, 2023, 2024, and 2025, sales to customers outside the U.S. accounted for 15.1%, 18.7% and 21.5%, respectively, of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. We have expended significant resources to build out our sales and professional services organizations outside of the U.S. and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the U.S. may not be relevant to our ability to expand in any international market.
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
Our sales process involves educating prospective customers and existing customers about the benefits and technical capabilities of our solutions. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors. Our sales cycles are typically lengthy, generally ranging from 6 to 9 for smaller FIs and 12 to 18 months or more for larger FIs. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and results of operations. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future.
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
As of January 31, 2025, we had 12 issued patents relating to the nCino Platform in the U.S. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “nCino” name and logo in the U.S. and certain other countries and we have registrations and/or pending applications for additional marks including “nIQ” in the U.S. and certain other countries. However, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available. We also rely on confidentiality agreements, consulting agreements, work-for-hire agreements, and invention assignment agreements with our employees, consultants, and others.
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
There can be no assurance that we will successfully defend third-party intellectual property claims. An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble or statutory damages, if we are found to have willfully infringed a third party’s patents or copyrights, respectively;
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
We have funded our operations since inception primarily through equity financings and receipts generated from customers. During our fiscal year 2024, we supplemented our liquidity with a revolving credit facility of up to $250.0 million (the "Credit Facility"). As of January 31, 2025, we had $166.0 million outstanding under our Credit Facility. In March 2024, we amended our then-existing revolving credit facility and increased our borrowing availability from $50.0 million to $100.0 million and, in October 2024, we terminated our then-existing revolving credit facility and obtained the Credit Facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations. If we incur debt, including under the Credit Facility, the lenders would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, and we may be unable to service or repay the debt. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.
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
General Risks
Uncertain, volatile, or weakened economic conditions, including inflation and rising interest rates, tariffs and trade issues, and geopolitical uncertainties, may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which may be challenging at various times in the future. Financial developments, monetary and other developments seemingly unrelated to us or our industry may adversely affect us. For example, the higher interest rate environment in the U.S., undertaken as a means to manage inflation, has had an impact on the real estate market in the U.S. and specifically, the demand for mortgage and mortgage-related products and services, which has had a negative impact on our U.S. mortgage business and may continue to adversely impact that business to the extent the higher interest rate environment persists.
Moreover, domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty, including uncertainty as a result of geopolitical events such as the conflicts in and around Ukraine, the Middle East and other parts of the world. In particular, recent tariffs and reciprocal trade measures enacted or threatened to be enacted by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength, or duration of the current or any future potential economic volatility or slowdown in the U.S. or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our results of operations.

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
On October 28, 2024, we entered into a Credit Agreement by and among the Company, nCino OpCo, Inc., certain subsidiaries of the Company as guarantors, the lenders party thereto, and Bank of America, N.A. as administrative agent, pursuant to which we received access to a revolving Credit Facility of up to $250.0 million. As of January 31, 2025, we had $166.0 million outstanding under our Credit Facility. The Credit Facility contains affirmative and restrictive covenants that limit our operating ability including to, among other things, dispose of assets, merge with other companies, incur additional indebtedness and liens, engage in new businesses, acquire certain other companies and modify organizational documents. In addition, the Credit Facility is secured by substantially all of our personal property, and the Credit Facility requires us to satisfy certain covenants, including maintaining certain total leverage and interest coverage ratios under the Credit Facility. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in our Credit Facility would adversely affect our business. Further, at any time, if we violate the terms of the Credit Facility or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
nCino has implemented a variety of cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess and manage material risks. Our approach includes (i) nCino’s Enterprise Risk Management Program, as managed by the Internal Audit & Enterprise Risk Management Department and overseen by the Audit Committee of the Board; (ii) cybersecurity risk and threat assessments; (iii) vulnerability management programs designed to identify hardware and software vulnerabilities; (iv) variety of tools designed to monitor our networks and systems for suspicious activity; and (v) incident response plans and trainings. The Enterprise Risk Management Program includes a cybersecurity risk management process and a formal Information Security Management System ("ISMS") as foundational components of the program covering cybersecurity. Within this process, we routinely assess risks that could affect the organization's ability to meet its business objectives and provide reliable services to our customers. nCino’s Chief Information Security Officer ("CISO") is responsible for identifying, assessing, and managing material cybersecurity risks. nCino’s CISO brings over 25 years of experience in security and risk management to the Company, reporting to executive leadership, cybersecurity-focused committees, and nCino’s Board of Directors.
nCino conducts annual cybersecurity risk and threat assessments which include detailed control analyses for measuring both inherent and residual risk factors. These assessments are performed by nCino Information Security as part of ISO 27001 ISMS requirements, framework and certification. Our annual risk assessment, aligned to ISO 27001 and National Institute of Standards and Technology ("NIST"), is the basis for security risk identification, with additional assessments to address risks that threaten the achievement of established control objectives. Threats to security, confidentiality, and availability are identified and assessed as part of our annual and routine risk assessments. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A of this Annual Report on Form 10-K, “Risk Factors.”
nCino’s CISO reports cyber security risk assessment results at the Enterprise Risk Management Committee, Information Security, and Board and Audit Committee Meetings. nCino uses formal and informal education and training efforts to identify and mitigate cybersecurity risk, which includes external collaboration with peers and industry groups. nCino maintains a documented process for when and by whom senior management is informed of a cybersecurity incident and when such information will be reported to affected parties. These processes are detailed within our Incident Response Plan which is regularly reviewed and updated by the information security team.

Item 2. Properties
Our headquarters are located in Wilmington, North Carolina where we lease several facilities encompassing approximately 224,000 square feet plus a 648-space parking deck. The leases relating to approximately 180,000 square feet of those facilities plus an adjacent parking deck expire in October 2037, each with options to extend and a purchase option that expires if not exercised on or before November 30, 2026. We have additional domestic offices in the U.S. and international offices in the United Kingdom, Australia, Canada, Japan, Spain, New Zealand and South Africa. All of our offices are leased, and we do not own any real property.
We believe our facilities are adequate for our current needs. We believe that we will be able to obtain additional space on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we may become involved in various litigation matters and be subject to claims that arise in the ordinary course of business. For information regarding legal proceedings, see Note 15 "Commitments and Contingencies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference into this Part I, Item 3.
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
Stockholders
As of January 31, 2025, there were 90 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The graph below compares the cumulative total return to our stockholders on our common stock between July 14, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2025 in comparison to the Russell 2000 Index and the S&P 1500 Application Software Index. The graph assumes $100 was invested in our common stock on July 14, 2020, the Russell 2000 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends.

Comparison of Cumulative Total Return of nCino, Inc.

200
150
100
50
0
07/14/20
07/31/20
10/31/20
01/31/21
04/30/21
07/31/21
10/31/21
01/31/22
04/30/22
07/31/22
10/31/22
01/31/23
04/30/23
07/31/23
10/31/23
01/31/24
04/30/24
07/31/24
10/31/24
01/31/25
nCino, Inc.
Russell 2000 Index
S&P 1500 Application Software Index

Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information regarding securities authorized for issuance.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends. For example, references in this Annual Report on Form 10-K to "fiscal 2025" refer to the fiscal year ended January 31, 2025.
The following section of this Form 10-K discusses our financial condition and results of operations for fiscal 2025 and 2024 and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in Part II, Item 7,

“Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 26, 2024.
Overview
As employees at financial institutions do their daily work and serve their clients, they often face inefficiencies from disparate systems, broken workflows, manual processes, and the inability to harness and utilize data effectively. This negatively impacts risk management, decision making and the experiences of bankers and their clients.
To solve the problem, FIs need technology that helps them reengineer every experience, intelligently and with agility as market needs shift, and a partner with the experience to help advise on best practices.

nCino's trusted platform enables FIs to consolidate vendors while optimizing operations by integrating AI and actionable insights to cohesively bring together people and data and thereby enhance strategic decision-making, risk management, and customer satisfaction.

From managing complex credit portfolios to streamlining account onboarding and originating loans, nCino helps FIs of all sizes globally deliver faster, intelligent, and more connected experiences. With the nCino Platform, FIs can:
•embrace the power of intelligent automation and uncover data-driven insights,
•improve efficiency,
•elevate employee and customer experience,
•manage risk and helping to ensure compliance more effectively,
nCino was originally founded in a bank to improve that institution's operations and client service. After realizing that virtually all banks and credit unions were dealing with the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce made it difficult to maintain relevancy in their clients' lives—nCino was spun out as a separate company in late 2011 to help more institutions solve these challenges using cloud-based technology.
We initially focused on developing the nCino Platform to transform commercial and small business lending for community and regional banks in the United States ("U.S."). We scaled the platform to enterprise banks in the U.S. in 2014, and then internationally in 2017. We have subsequently expanded across North America, Europe, the Middle East, Japan and Asia-Pacific ("APAC").
nCino's approach to market expansion includes strategically building products and acquiring technology to continue to fulfill a platform vision. Over the years, we built and enhanced products internally to ensure innovation and seamless integration across key solutions lines of commercial, small business and consumer banking. Through the strategic acquisitions of SimpleNexus, DocFox, FullCircl, ILT, Visible Equity, FinSuite, and our recent acquisition of Sandbox Banking, we significantly augmented the nCino's Platform's capabilities for mortgage lending, onboarding, account opening, indirect auto lending, and advanced analytics and AI. This strategic approach has allowed us to create a unified platform of best-in-class intelligent solutions, enabling FIs to replace multiple legacy systems, connect their operations, and streamline workflows and processes across various business lines to achieve desired business impact and process improvement.
We generally offer the nCino Platform on a subscription basis pursuant to non-cancellable multi-year contracts that are typically three to five years. nCino has evolved from being a single product workflow solution to offering a platform of best-in-class, intelligent solutions. Our new Intelligent Solution Framework pricing model helps ensure the value-based positioning and pricing of our products and creates an opportunity to embed intelligence into all our solutions. Starting in fiscal 2025, by moving away from a seat-based pricing model to pricing directly correlated to the FI's assets, we are aligning our revenues to the usefulness the nCino Platform provides as nCino creates efficiencies for our customers. For fiscal 2025, we had a subscription revenue net retention rate of 110%. See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Subscription Revenue Net Retention Rate” for additional information on subscription revenue retention rates.
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of January 31, 2025, we had 194 sales and sales support personnel in the U.S. and 136 sales and support personnel in offices outside the U.S.
To help customers go live with our solutions, we offer professional services including configuration and implementation, training, and advisory services. For enterprise FIs, we generally work with SI partners such as Accenture, Deloitte, and PwC for the delivery of professional services for the nCino Platform. For regional FIs, we work with SIs such as West Monroe Partners, and for community banks, we work with SIs or perform configuration and implementation ourselves. We expect enterprise FIs to make up a greater proportion of our nCino Platform sales.
On March 20, 2024 (the "DocFox Acquisition Date"), we acquired DocFox, Inc. ("DocFox") which provides a solution for automating onboarding experiences for commercial and business banking, for an aggregate preliminary purchase price of $74.3 million. We funded the purchase consideration with $75.0 million borrowed under our revolving credit facility. We acquired Integrated Lending Technologies, LLC ("ILT") on April 1, 2024 (the "ILT Acquisition Date"), which provides consumer loan origination software that streamlines direct and indirect lending operations, for an aggregate purchase price of $20.0 million in cash. On November 5, 2024 (the "FullCircl Acquisition Date"), we acquired Artesian Solutions Limited, operating as FullCircl ("FullCircl"), a UK-based SaaS platform built to help FIs automate and accelerate onboarding and improve client lifecycle management. We funded $129.2 million of the purchase consideration with borrowings made in October 2024 under our revolving credit facility. See Note 6 "Business Combinations" and Note 14 "Revolving Credit Facility" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information. We have included the financial results of DocFox, ILT and FullCircl in the consolidated financial statements from the DocFox Acquisition Date, the ILT Acquisition Date, and the FullCircl Acquisition Date, respectively.
Our total revenues were $408.3 million, $476.5 million, and $540.7 million for fiscal 2023, 2024, and 2025, respectively, representing a 15.1% compound annual growth rate. Our subscription revenues were $344.8 million, $409.5 million, and $469.2 million for fiscal 2023, 2024, and 2025, representing a 16.7% compound annual growth rate. Our total subscription revenues include an aggregate of $12.3 million from DocFox, ILT, and FullCircl for fiscal 2025. We recorded net losses attributable to nCino in fiscal 2023, 2024, and 2025 of $102.7 million, $42.3 million, and $37.9 million, respectively. For fiscal 2025, our financial results include the operating results of DocFox, ILT and FullCircl from the DocFox Acquisition Date, the ILT Acquisition Date, and the FullCircl Acquisition Date, respectively.
In February 2025, we acquired Alphapack, Co. dba Sandbox Banking ("Sandbox Banking"), a digital transformation leader serving the financial services industry, for an aggregate purchase price of $52.5 million, subject to customary adjustments, with an additional earn-out opportunity of up to $10.0 million. This acquisition strengthens our ability to enhance data connectivity and streamline operations for banks and credit unions through an industry-leading Integration Platform as a Service (iPaaS) solution for a more intelligent and harmonious technology platform. See Note 20 "Subsequent Events" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. Our ability to successfully implement our new asset-based pricing model that formally started in fiscal 2025 will also be a key driver. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 21.5% of total revenues for fiscal 2025. For new customers, our sales cycles are typically lengthy, generally ranging from 6 to 9 for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
Mix of Subscription and Professional Services Revenues. The initial deployment of our solutions by our customers requires a period of implementation and configuration services that typically average less than six months, but may extend beyond twelve months depending on scope. As a result, during the initial go-live period for a customer on the nCino Platform, professional services revenues generally make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues, we expect subscription revenues will continue to make up an increasing proportion of our total revenues.
Subscription Revenue Net Retention Rate. We believe that our ability to retain and grow subscription revenues from our existing customers over time strengthens the stability and predictability of our revenue base and is reflective of both the adoption curve of customers and the value we deliver to them. We assess our performance in this area using a metric we refer to as subscription revenue net retention rate. We calculate our subscription revenue net retention rate as total subscription revenues in a fiscal year from customers who contributed subscription revenues in the prior fiscal year, expressed as a percentage of total subscription revenues for the prior fiscal year. In accordance with this definition, subscription revenues from customers obtained through an acquisition will first be included in the calculation in the fiscal year subsequent to such acquisition, for the periods they were a customer of nCino. Our subscription revenue net retention rate provides insight into the impact on current year subscription revenues of:
•the number and timing of new customers, subscription fees to be charged existing customers in successive years, and phased activation of seats purchased by them in prior years, which activation schedules can span several fiscal years for larger contracts;
•expanding adoption of our solutions by our existing customers during the current year; and
•customer attrition.
For fiscal 2023, 2024, and 2025, we had subscription revenue net retention rates of 144%, 116%, and 110%, respectively. The most significant driver of changes in our subscription revenue net retention rate each year has historically been the number of new customers in prior years and the associated phased activation schedules for such customers. In addition, because larger FIs tend to make more sizable purchases, we expect variability in our subscription revenue net retention rates based on the timing and extent of our continued penetration of this portion of the market. Excluding our U.S. mortgage business, the subscription revenue net retention rate for fiscal 2023 was 124%. The moderation in our subscription revenue net retention rate for fiscal 2024 was due to a decline in revenues from customers adversely affected by an increase in mortgage interest rates, from the expiration of licenses utilized for forgiveness monitoring of Paycheck Protection Program loans, and from the acquisition of certain customers by entities that do not currently use our solutions. The moderation in our subscription revenue net retention rate for fiscal 2025 was due primarily to a decline in revenues from customers adversely affected by an increase in mortgage interest rates, and from the acquisition of certain customers by entities that do not currently use our solutions. Our use of subscription revenue net retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in adjacent markets may calculate subscription revenue net retention rates or similar metrics differently, which reduces its usefulness as a comparative measure. For fiscal 2025, we refined our methodology for calculating subscription revenue net retention rate to align with the details disclosed in Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations regarding the change in subscription revenues. Using our prior calculation methodology, subscription revenue retention rate was 148%, 117%, 112% for fiscal 2023, 2024, and 2025, respectively.
ACV Net Retention Rate. A key element of our growth strategy is to expand our deployed footprint with a customer after initial adoption. Our customers typically purchase the nCino Platform for a defined line of business or to support a specific use case and, once deployed, we seek to convince the customer to adopt our solutions within and across additional lines of business. To date, we have been successful in executing our land and expand strategy as a result of the ability of our solutions to streamline workflow, generate meaningful insights for operational improvement, and help drive improved bottom line results. Our historical net retention rates may not be predictive of future results. If our customers do not continue to see the ability of our solutions to generate return on investment relative to other available solutions or at all, ACV net retention rates could suffer and our operating results could be adversely affected.
We believe our ACV net retention rate over the long term illustrates our success in executing our land and expand strategy, as it demonstrates growing adoption by existing customers, including price increases but net of attrition. We define ACV net retention rate as total ACV at the end of a fiscal year from customers with ACV as of the end of the prior fiscal year, expressed as a percentage of ACV as of the end of the prior fiscal year, converted to U.S. dollar with foreign exchange rates in effect as of the end of the applicable period. We define ACV as the highest annualized subscription fee obligation under customer contracts in effect at the end of the reporting period. ACV net retention rate can occasionally moderate from one period to the next, from customer attrition for example. Our ACV net retention rate was 105%, 102%, and 106% for fiscal 2023, 2024, and 2025, respectively. The moderation in our ACV net retention rate for fiscal 2024 was due to a decline in ACV from customers adversely affected by an increase in mortgage interest rates, from the expiration of licenses utilized for forgiveness monitoring of Paycheck Protection Program loans, and from the acquisition of customers by non-customers. The increase in our ACV net retention rate for fiscal 2025 was attributable to increased ACV from customers who expanded their adoption of our solutions, offset in part due to a decline in ACV from customers adversely affected by an increase in mortgage rates.
Macroeconomic Environment. We are currently operating in a fluctuating interest rate environment with inflationary pressures. These fluctuations have had an impact on the real estate market in the U.S. and specifically, the demand for mortgages and mortgage-related products and services, which has had a negative impact on our U.S. mortgage business.
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
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing our solutions and maintenance and support services that we generally offer under non-cancellable multi-year contracts, which are typically three to five years in length, we offer:
•Client onboarding, loan origination, and deposit account opening solutions targeted at a FI’s commercial, small business, and retail lines of business, as well as Banking Advisor and other ancillary products, for which we generally charge on a per seat basis or based upon the asset size of the customer. As we continue to implement our new pricing model, we expect the number of customers we charge based on asset size will increase considerably.
•Through our U.S. mortgage business, a digital homeownership solution uniting people, systems, and stages of the mortgage process into a seamless end-to-end journey for which we generally charge on a per seat basis or anticipated lending volume basis.
•Maintenance and support services as well as internal-use or “sandbox” development licenses, for which we generally charge as a percentage of the related subscription fees.
Our subscription revenues are generally recognized ratably over the term of the contract beginning upon activation. For new customers, we may activate a portion of seats at inception of the agreement, with the balance activated at contractually specified points in time thereafter, to pattern our invoicing after the customer’s expected rate of implementation and adoption. Where seats are activated in stages, we charge subscription fees from the date of activation through the anniversary of the initial activation date, and annually thereafter. Subscription fees are generally billed annually in advance while subscription fees for U.S. mortgage are generally billed monthly in advance. Maintenance and support fees, as well as development licenses, are provided over the same periods as the related subscriptions, so fees are invoiced and revenues are recognized over the same periods. Subscription fees invoiced are recorded as deferred revenue pending recognition as revenues. In certain cases, we are authorized to resell access to Salesforce’s CRM solution along with the nCino Platform. When we resell such access, we charge a higher subscription price and remit a higher subscription fee to Salesforce for these subscriptions.
Professional Services and Other Revenues. Professional services and other revenues consist of fees for implementation and configuration assistance, training, and advisory services. For enterprise and larger regional FIs, we generally work with SI partners to provide the majority of implementation services for the nCino Platform, for which these SI partners bill our customers directly. We have historically delivered professional services ourselves for community banks and smaller credit unions and our U.S. mortgage business has historically provided professional services directly to its customers. Revenues for implementation, training, and advisory services are generally recognized on a proportional performance basis, based on labor hours incurred relative to total budgeted hours. To date, our losses on professional services contracts have not been material. During the initial go-live period for a customer on the nCino Platform, professional services revenues generally make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect to see subscription revenues make up an increasing proportion of our total revenues.
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs. We capitalize incremental costs incurred to obtain contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately four years. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows, other event expenses, amortization of intangible assets, and allocated overhead. We expect sales and marketing expenses to increase as a percentage of revenues.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables present our selected consolidated statements of operations data for fiscal 2023, 2024, and 2025 in both dollars and as a percentage of total revenues, except as noted.

	Fiscal Year Ended January 31,
($ in thousands, except share and per share amounts)	2023	2024	2025[1]
Revenues:
Subscription revenues	$344,752	$409,479	$469,168
Professional services and other revenues	63,563	67,064	71,489
Total revenues	408,315	476,543	540,657
Cost of revenues:
Cost of subscription revenues	106,265	120,861	134,932
Cost of professional services and other revenues	63,341	70,609	80,937
Total cost of revenues	169,606	191,470	215,869
Gross profit	238,709	285,073	324,788
Operating expenses:
Sales and marketing	127,669	130,547	123,231
Research and development	121,576	117,311	129,422
General and administrative	83,477	76,727	90,266
Total operating expenses	332,722	324,585	342,919
Loss from operations	(94,013)	(39,512)	(18,131)
Non-operating income (expense):
Interest income	403	2,567	1,761
Interest expense	(2,807)	(4,135)	(8,763)
Other expense, net	(1,356)	(856)	(10,427)
Loss before income taxes	(97,773)	(41,936)	(35,560)
Income tax provision (benefit)	4,071	1,590	(2,511)
Net loss	(101,844)	(43,526)	(33,049)
Net loss attributable to redeemable non-controlling interest	(1,119)	(1,109)	(472)
Adjustment attributable to redeemable non-controlling interest	1,995	(71)	5,301
Net loss attributable to nCino, Inc.	$(102,720)	$(42,346)	$(37,878)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.93)	$(0.38)	$(0.33)
Weighted average number of common shares outstanding:
Basic and diluted	110,615,734	112,672,397	115,162,175
1Includes the operating results of DocFox, ILT and FullCircl from the DocFox Acquisition Date, the ILT Acquisition Date and the FullCircl Acquisition Date, respectively, see Note 6 "Business Combinations" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The Company recognized stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2023	2024	2025
Cost of subscription revenues	$1,430	$1,847	$2,891
Cost of professional services and other revenues	7,263	9,369	11,977
Sales and marketing	13,283	15,417	17,016
Research and development	11,602	15,942	17,416
General and administrative	16,654	15,460	22,292
Total stock-based compensation expense	$50,232	$58,035	$71,592
The Company recognized amortization expense for intangible assets as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2023	2024	2025
Cost of subscription revenues	$17,019	$16,306	$17,784
Cost of professional services and other revenues	94	330	330
Sales and marketing	11,087	20,590	11,979
Total amortization expense	$28,200	$37,226	$30,093

	Fiscal Year Ended January 31,
	2023	2024	2025
Revenues:
Subscription revenues	84.4%	85.9%	86.8%
Professional services and other revenues	15.6	14.1	13.2
Total revenues	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	30.8	29.5	28.8
Cost of professional services and other revenues	99.7	105.3	113.2
Total cost of revenues	41.5	40.2	39.9
Gross profit	58.5	59.8	60.1
Operating expenses:
Sales and marketing	31.3	27.4	22.8
Research and development	29.8	24.6	23.9
General and administrative	20.4	16.1	16.7
Total operating expenses	81.5	68.1	63.4
Loss from operations	(23.0)	(8.3)	(3.3)
Non-operating income (expense):
Interest income	0.1	0.5	0.3
Interest expense	(0.7)	(0.9)	(1.6)
Other expense, net	(0.3)	(0.2)	(1.9)
Loss before income taxes	(23.9)	(8.9)	(6.5)
Income tax provision (benefit)	1.0	0.3	(0.5)
Net loss	(24.9)%	(9.2)%	(6.0)%

Comparison of the Fiscal Years Ended January 31, 2024 and 2025
Revenues

	Fiscal Year Ended January 31,
($ in thousands)	2024		2025
Revenues:
Subscription revenues	$409,479	85.9%	$469,168	86.8%
Professional services and other revenues	67,064	14.1	71,489	13.2
Total revenues	$476,543	100.0%	$540,657	100.0%
Subscription Revenues
Subscription revenues increased $59.7 million for fiscal 2025 compared to fiscal 2024, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, growth from existing customers within and across lines of business, and acquisitions. Of the increase, 70.6% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solutions, and 29.4% was attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period. Subscription revenues were 86.8% of total revenues for fiscal 2025 compared to 85.9% of total revenues for fiscal 2024, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $4.4 million for fiscal 2025 compared to fiscal 2024, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
($ in thousands)	2024		2025
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$120,861	29.5%	$134,932	28.8%
Cost of professional services and other revenues	70,609	105.3	80,937	113.2
Total cost of revenues	$191,470	40.2	$215,869	39.9
Gross profit	$285,073	59.8%	$324,788	60.1%
Cost of Subscription Revenues
Cost of subscription revenues increased $14.1 million for fiscal 2025 compared to fiscal 2024, generating a gross margin for subscription revenues of 71.2% compared to a gross margin of 70.5% for fiscal 2024. Other costs of subscription revenues increased $6.3 million due to other data costs. Personnel costs, including stock-based compensation expense, increased $4.0 million, mainly from an increase in overall headcount. Costs related to Salesforce user fees increased $2.3 million as we continued to add new customers and sell additional functionality to existing customers. The increase in cost of subscription revenues also included an increase of $1.5 million in amortization expense related to acquired intangibles. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Platform grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $10.3 million for fiscal 2025 compared to fiscal 2024, generating a gross margin for professional services and other revenues of (13.2)% compared to a gross margin of (5.3)% for fiscal 2024. For fiscal 2025, personnel costs increased $9.0 million for professional services and other revenues compared to the prior year period, mainly from an increase in headcount and a $2.6 million increase in stock-based compensation expense. The increase in cost of professional services and other revenue also included an increase of $1.2 million in third-party costs of professional services. The decrease in our professional services and other gross margin for fiscal 2025 was primarily due to a decline in realized effective billing rates in our professional services teams.
Operating Expenses

	Fiscal Year Ended January 31,
($ in thousands)	2024		2025
Operating expenses:
Sales and marketing	$130,547	27.4%	$123,231	22.8%
Research and development	117,311	24.6	129,422	23.9
General and administrative	76,727	16.1	90,266	16.7
Total operating expenses	324,585	68.1	342,919	63.4
Loss from operations	$(39,512)	(8.3)%	$(18,131)	(3.3)%
Sales and Marketing
Sales and marketing expenses decreased $7.3 million for fiscal 2025 compared to fiscal 2024, primarily attributable to a decrease of $11.9 million due to no longer amortizing the SimpleNexus trade name intangible asset as a result of the rebranding of the SimpleNexus solution to nCino Mortgage during fiscal 2024, partially offset by an increase of $2.8 million in amortization expense for fiscal 2025 acquired intangible assets. The decrease in sales and marketing expenses also included a decrease of $0.5 million sales-related travel costs. The decrease in sales and marketing expenses was partially offset by an increase $1.2 million in personnel costs primarily due to an increase in stock-based compensation expense. The decrease in sales and marketing expenses was also partially offset by an increase of $1.1 million in marketing costs.
Our sales and marketing headcount increased by 54 from January 31, 2024 to January 31, 2025, primarily due to acquisitions. We expect sales and marketing expenses to increase as a percentage of revenues.
Research and Development
Research and development expenses increased $12.1 million for fiscal 2025 compared to fiscal 2024, primarily attributable to a $9.2 million increase in personnel cost, mainly from an increase in headcount due to acquisitions and an increase in stock-based compensation expense. The increase in research and development expenses also included an increase of $2.1 million in third-party professional fees as a result of increased contract research and development spend, and an increase of $0.5 million in allocated overhead costs due to growth supporting our continued business expansion.
Our research and development headcount increased by 22 from January 31, 2024 to January 31, 2025, primarily due to acquisitions. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses increased $13.5 million for fiscal 2025 compared to fiscal 2024, primarily due to an increase of $9.8 million in personnel costs, mostly attributable to a $6.8 million increase in stock-based compensation expense, and an increase in headcount. The increase in general and administrative expenses also included an increase of $5.2 million in third-party professional fees, mostly attributable to an increase for acquisition-related expenses for fiscal 2025 acquisitions offset by a decrease in litigation expenses and other professional fees. The increase in general and administrative spend was partially offset by a decrease of $1.6 million in allocated overheard and other general and administrative costs.
Our general and administrative headcount increased by 18 from January 31, 2024 to January 31, 2025, primarily due to acquisitions. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.

Non-Operating Income (Expense)

	Fiscal Year Ended January 31,
($ in thousands)	2024		2025
Interest income	$2,567	0.5%	$1,761	0.3%
Interest expense	(4,135)	(0.9)	(8,763)	(1.6)
Other expense, net	(856)	(0.2)	(10,427)	(1.9)
Interest income decreased $0.8 million for fiscal 2025 compared to fiscal 2024, due to the mix of our accounts earning interest and interest rates. Interest expense increased $4.6 million for fiscal 2025 compared to fiscal 2024, due to borrowing on our revolving credit facility. The increase of $9.6 million in other expense, net was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity resulting in remeasurement losses.
Income Tax Provision (Benefit)

	Fiscal Year Ended January 31,
($ in thousands)	2024		2025
Income tax provision (benefit)	$1,590	0.3%	$(2,511)	(0.5)%
Income tax benefit was $2.5 million for fiscal 2025 compared to a provision of $1.6 million for fiscal 2024 and resulted in an effective tax rate of 7.1% compared to (3.8)% in the prior fiscal year.
See Note 11 "Income Taxes" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the U.S. federal statutory rate to the effective tax rate.
We continue to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgement and the use of estimates. In fiscal year 2025, the Company acquired DocFox and recorded a net U.S. deferred tax liability mostly related to identifiable intangible assets. The deferred tax liability recognized provides additional positive evidence that a portion of the Company’s U.S. deferred tax assets are realizable. As a result, the Company reduced the historical valuation allowance in the U.S. by $3.6 million.
Comparison of the Fiscal Years Ended January 31, 2023 and 2024
For a discussion of our results of operations for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 26, 2024.
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
Non-GAAP operating income (loss). Non-GAAP operating income (loss) is defined as loss from operations as reported in our consolidated statements of operations excluding the following items:
Amortization of Purchased Intangibles. nCino incurs amortization expense for purchased intangible assets in connection with certain mergers and acquisitions. Because these costs have already been incurred, cannot be recovered, are non-cash, and are affected by the inherent subjective nature of purchase price allocations, nCino excludes these expenses for our internal management reporting processes. nCino’s management also finds it useful to exclude these charges when assessing the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Although nCino excludes amortization expense for purchased intangibles from these non-GAAP measures, management believes it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.
Stock-Based Compensation Expense. nCino excludes stock-based compensation expenses primarily because they are non-cash expenses that nCino excludes from our internal management reporting processes. nCino’s management also finds it useful to exclude these expenses when they assess the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use, nCino believes excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.
Acquisition Related Expenses. nCino excludes expenses related to acquisitions as they limit comparability of operating results with prior periods. Acquisition-related expenses, include but are not limited to, costs incurred from third-party professional services firms in connection with business combination and one-time integration activities. We believe these costs are non-recurring in nature and outside the ordinary course of business.
Litigation Expenses. nCino excludes fees and expenses related to certain litigation expenses incurred from legal matters outside the ordinary course of our business as we believe their exclusion from non-GAAP operating expenses will facilitate a more meaningful explanation of operating results and comparisons with prior period results.
Restructuring Costs. nCino excludes costs incurred related to bespoke restructuring plans and other one-time costs that are fundamentally different in strategic nature and frequency from ongoing initiatives. We believe excluding these costs facilitates a more consistent comparison of operating performance over time. See Note 18 "Restructuring" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the charges related to the restructuring.
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

The following table reconciles non-GAAP operating income (loss) to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Fiscal Year Ended January 31,
($ in thousands)	2023	2024	2025
GAAP loss from operations	$(94,013)	$(39,512)	$(18,131)
Adjustments
Amortization of intangible assets	28,200	37,226	30,093
Stock-based compensation expense	50,232	58,035	71,592
Acquisition-related expenses	2,276	878	12,245
Litigation expenses[1]	6,147	4,525	366
Restructuring and related charges[2]	5,017	627	—
Total adjustments	91,872	101,291	114,296
Non-GAAP operating income (loss)	$(2,141)	$61,779	$96,165
1Represents legal expenses related to a closed government antitrust investigation and related civil action and a dismissed shareholder derivative lawsuit.
2Stock-based compensation benefit of $0.2 million related to restructuring is included on the stock-based compensation expense line item for the fiscal year ended January 31, 2023.
Liquidity and Capital Resources
As of January 31, 2025, we had $120.9 million in cash and cash equivalents, and an accumulated deficit of $385.3 million. Our net losses have been driven by our investments in developing the nCino Platform and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
To date, we have funded our capital needs through issuances of common stock including our initial public offering in July 2020, operating cash flows, and our revolving line of credit. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings.
As of January 31, 2025, the Company had $166.0 million outstanding, no letters of credit issued under the 2024 Credit Facility, was in compliance with all covenants and had borrowing availability of $84.0 million. On March 17, 2024, the Company entered into the Second Amendment for the 2022 Credit Facility which, among other things, increased our borrowing availability to $100.0 million. In March 2024, we borrowed $75.0 million under the 2022 Credit Facility to fund the acquisition of DocFox. On October 28, 2024, the Company entered into the 2024 Credit Facility, which increased our borrowing availability to $250.0 million. The Company borrowed $166.0 million under the 2024 Credit Facility to fund the acquisition of FullCircl and pay the outstanding amount under the 2022 Credit Facility. The Company expects to pay an additional $15.0 million in two years for the FullCircl acquisition upon the satisfaction and performance of certain warranties and covenants. During fiscal 2025, we repaid $75.0 million on the 2022 and 2024 Credit Facilities. As of January 31, 2025, the applicable interest rate was 6.31%. See Note 14 "Revolving Credit Facility" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information. In February 2025, the Company borrowed an additional $52.5 million on the 2024 Credit Facility to fund an acquisition and in March 2025 the Company repaid $50.0 million on the 2024 Credit Facility, see Note 20 "Subsequent Events" for additional information.
We believe that current cash and cash equivalents as well as borrowings available under the 2024 Credit Facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Platform and introduce new solutions, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, and any potential future acquisitions. We expect capital expenditures will be appreciably higher in absolute dollars in fiscal 2026 for planned office build-outs, mainly for an international office, compared to prior fiscal years to accommodate our growth, which we estimate to be approximately $8.4 million. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2024 and January 31, 2025, the redeemable non-controlling interest was $3.4 million and $8.3 million, respectively.
Cash Flows
Summary Cash Flow information for fiscal 2023, 2024, and 2025 are set forth below.

	Fiscal Year Ended January 31,
($ in thousands)	2023	2024	2025
Net cash provided by (used in) operating activities	$(15,381)	$57,285	$55,199
Net cash used in investing activities	(20,725)	(6,328)	(219,177)
Net cash provided by (used in) financing activities	36,712	(21,113)	170,478
Net Cash Provided by Operating Activities
The $55.2 million of net cash provided by operating activities in fiscal 2025 reflects our net loss of $33.0 million and $38.5 million used in changes in working capital accounts, offset by $126.7 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, deferred income taxes, and non-cash operating lease costs. Cash used in working capital accounts was principally a function of a $31.4 million increase in accounts receivable due to the timing of billings and collections from customers, an increase of $21.5 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $7.1 million increase in prepaid expenses and other assets, a decrease of $3.8 million in operating lease liabilities, and a $0.2 million decrease in accounts payable. The cash used in working capital accounts was partially offset by a $13.8 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, a $10.2 million increase in accrued expenses and other current liabilities primarily due to acquisition costs and compensation, and a $1.4 million increase in other long-term liabilities.
The $57.3 million of net cash provided by operating activities in fiscal 2024 reflects our net loss of $43.5 million and $16.4 million used in changes in working capital accounts, partially offset by $117.2 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, deferred income taxes, provision for bad debt, foreign currency losses related to intercompany loans and transactions, and an unrealized gain on investment. Cash used in working capital accounts was principally a function of a $14.3 million increase in accounts receivable due to the timing of billings and collections from customers, an increase of $10.3 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $6.0 million decrease in accrued expenses and other current liabilities which includes payments of approximately $5.0 million for severance and other employee costs associated with the restructuring plan and changing commission payment plans from a quarterly basis to a monthly basis, and a decrease of $4.1 million in operating lease liabilities. The cash used in working capital accounts was partially offset by a $15.9 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, a $1.9 million decrease in prepaid expenses and other assets, and a $0.5 million increase in accounts payable.
Net Cash Used in Investing Activities
The $219.2 million of net cash used in investing activities in fiscal 2025 was comprised of $216.9 million used for the acquisition of DocFox, ILT, and FullCircl, $1.8 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $0.5 million for the acquisition of certain technology. The $6.3 million of net cash used in investing activities in fiscal 2024 was comprised of $3.5 million used for the purchase of property and equipment to support the expansion of our business, $2.5 million used for the purchase of preferred stock in Rich Data Co, and $0.4 million for an asset acquisition completed in August 2022.
Net Cash Provided by (Used in) Financing Activities
The $170.5 million of net cash provided by financing activities in fiscal 2025 was comprised principally of $241.0 million proceeds from borrowings on the 2022 and 2024 Credit Facility to fund the acquisitions of DocFox and FullCircl, $4.5 million of proceeds from stock issuances under the employee stock purchase plan, and $2.8 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially offset by payments of $75.0 million on the 2022 Credit Facility, payments of debt issuance costs of $1.5 million, and principal payments of $1.3 million on financing obligations. The $21.1 million of net cash used in financing activities in fiscal 2024 was comprised principally of payments of $30.0 million on the Credit Facility and principal payments of $1.2 million on the financing obligations. The cash used in financing activities was partially offset by $4.7 million in proceeds from stock issuances under the employee stock purchase plan, $4.5 million of proceeds from the exercise of stock options, and $1.0 million in proceeds from the non-controlling interest in our Japan joint venture.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of an indemnity holdback associated with a business combination, leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes, and the Credit Facility. See Note 6 "Business Combinations," Note 13 "Leases," Note 14 "Revolving Credit Facility," and Note 15 "Commitments and Contingencies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 1 "Summary of Business and Significant Accounting Policies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to our solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, which we believe best reflects the manner in which our customers utilize our subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time and, as a result, are accounted for as a service contract. Generally, our subscription contracts are three to five years in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. U.S. mortgage contracts are generally billed monthly in advance. Subscription arrangements that are cancelable generally have penalty clauses.
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
Business Combinations
We use our best estimates and assumptions to assign fair value to tangible and intangible assets acquired and liabilities assumed at the acquisition date. We determine the fair value of intangible assets acquired in consultation with third-party valuation advisors. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. The determination of fair value requires management to make significant estimates, particularly with respect to intangible assets. These estimates can include, but are not limited to:
•future expected cash flows from subscriptions contracts and acquired developed technologies;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•royalty rates applied to acquired developed technology platforms and other intangible assets;

•assumptions about the period of time and intended use of acquired intangible assets;
•discount rates; and
•uncertain tax positions and tax related valuation allowances
While we use our best estimates and assumptions, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets have different lives.
Income Taxes
Accrued income taxes are reported as a component of either prepaid expenses and other current assets or accrued expenses and other current liabilities, as appropriate, in our consolidated balance sheets and reflect our estimate of income taxes to be paid or received.
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
A valuation allowance is provided against a deferred tax asset when we determine that it is more likely than not that all, or a portion of, the balance will not be realized. This requires management to utilize significant judgement and the use of estimates. Any realization of the Company’s deferred tax assets is based upon the evaluation of four sources of taxable income, the future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and tax-planning strategies. At January 31, 2025, we determined that it is more likely than not that the majority of our deferred tax assets will not be realized and as such, recorded a valuation allowance of $160.3 million against our deferred tax assets of $218.0 million as of that date.
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
Recent Accounting Pronouncements
See Note 1 "Summary of Business and Significant Accounting Policies" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, if applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At January 31, 2025, we had cash, cash equivalents, and restricted cash of $121.3 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our 2024 Credit Facility is a senior secured revolving credit facility of up to $250.0 million. Borrowings bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step ups based on certain leverage ratios. As a result, we are exposed to increased interest rate risk as we make draws. At January 31, 2025, we had $166.0 million outstanding under the Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. See Note 14 "Revolving Credit Facility" of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
At January 31, 2025, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $7.5 million on our cash, cash equivalents and restricted cash at January 31, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nCino, Inc. (the Company) as of January 31, 2024 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2025 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As discussed in Note 1, the Company derives revenues primarily from subscription services and professional services. Revenues are recognized when a contract exists between the Company and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company assesses terms and conditions associated with contracts that can include various combinations of subscription and professional services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as subscription services and support, accounted for as a single performance obligation. For contracts that contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

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
April 1, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited nCino, Inc.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, nCino, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DocFox, Inc. acquired on March 20, 2024, Integrated Lending Technologies, LLC acquired on April 1, 2024 and Artesian Solutions Limited (“FullCircl”) on November 5, 2024 (together the “acquired entities”), which are included in the fiscal 2025 consolidated financial statements of the Company and on a combined basis accounted for approximately 0.7% and 0.1% of total and net assets, respectively, as of January 31, 2025 and 1.9% and 2.5% of revenues and net loss, respectively for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of January 31, 2024 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated April 1, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
April 1, 2025

nCino, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2024	January 31, 2025
Assets
Current assets
Cash and cash equivalents (VIE: $2,277 and $2,254 at January 31, 2024 and January 31, 2025, respectively)	$112,085	$120,928
Accounts receivable, less allowances of $1,451 and $1,229 at January 31, 2024 and January 31, 2025, respectively	112,975	146,787
Costs capitalized to obtain revenue contracts, current portion, net	10,544	13,462
Prepaid expenses and other current assets	15,171	21,072
Total current assets	250,775	302,249
Property and equipment, net	79,145	74,953
Operating lease right-of-use assets, net	19,261	16,026
Costs capitalized to obtain revenue contracts, noncurrent, net	17,425	23,735
Goodwill	838,869	1,019,375
Intangible assets, net	115,572	154,571
Investments (related party $2,500 at January 31, 2024 and January 31, 2025)	9,294	9,294
Long-term prepaid expenses and other assets	10,089	10,178
Total assets	$1,340,430	$1,610,381
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$11,842	$13,640
Accrued compensation and benefits	16,283	23,626
Accrued expenses and other current liabilities	10,847	16,239
Deferred revenue	170,941	191,174
Financing obligations, current portion	1,474	1,680
Operating lease liabilities, current portion	3,649	5,153
Total current liabilities	215,036	251,512
Operating lease liabilities, noncurrent	16,423	12,819
Deferred income taxes, noncurrent	3,687	13,851
Deferred revenue, noncurrent	—	269
Revolving credit facility, noncurrent	—	166,000
Financing obligations, noncurrent	52,680	51,172
Other long-term liabilities	—	17,160
Total liabilities	287,826	512,783
Commitments and contingencies (Note 15)
Redeemable non-controlling interest (Note 2)	3,428	8,286
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2024 and January 31, 2025	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2024 and January 31, 2025; 113,684,299 and 115,996,852 shares issued and outstanding as of January 31, 2024 and January 31, 2025, respectively	57	58
Additional paid-in capital	1,400,881	1,474,413
Accumulated other comprehensive income	996	176
Accumulated deficit	(352,758)	(385,335)
Total stockholders’ equity	1,049,176	1,089,312
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,340,430	$1,610,381
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2023	2024	2025
Revenues
Subscription	$344,752	$409,479	$469,168
Professional services and other	63,563	67,064	71,489
Total revenues	408,315	476,543	540,657
Cost of revenues
Subscription	106,265	120,861	134,932
Professional services and other	63,341	70,609	80,937
Total cost of revenues	169,606	191,470	215,869
Gross profit	238,709	285,073	324,788
Operating expenses
Sales and marketing	127,669	130,547	123,231
Research and development	121,576	117,311	129,422
General and administrative	83,477	76,727	90,266
Total operating expenses	332,722	324,585	342,919
Loss from operations	(94,013)	(39,512)	(18,131)
Non-operating income (expense)
Interest income	403	2,567	1,761
Interest expense	(2,807)	(4,135)	(8,763)
Other expense, net	(1,356)	(856)	(10,427)
Loss before income taxes	(97,773)	(41,936)	(35,560)
Income tax provision (benefit)	4,071	1,590	(2,511)
Net loss	(101,844)	(43,526)	(33,049)
Net loss attributable to redeemable non-controlling interest (Note 2)	(1,119)	(1,109)	(472)
Adjustment attributable to redeemable non-controlling interest (Note 2)	1,995	(71)	5,301
Net loss attributable to nCino, Inc.	$(102,720)	$(42,346)	$(37,878)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.93)	$(0.38)	$(0.33)
Weighted average number of common shares outstanding:
Basic and diluted	110,615,734	112,672,397	115,162,175
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2023	2024	2025
Net loss	$(101,844)	$(43,526)	$(33,049)
Other comprehensive income (loss):
Foreign currency translation	572	315	(813)
Other comprehensive income (loss)	572	315	(813)
Comprehensive loss	(101,272)	(43,211)	(33,862)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(1,119)	(1,109)	(472)
Foreign currency translation attributable to redeemable non-controlling interest	(194)	13	7
Comprehensive loss attributable to redeemable non-controlling interest	(1,313)	(1,096)	(465)
Comprehensive loss attributable to nCino, Inc.	$(99,959)	$(42,115)	$(33,397)
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2022	109,778,542	$55	$1,277,258	$(72)	$(209,616)	$1,067,625
Exercise of stock options	579,662	1	3,749	—	—	3,750
Stock issuance upon vesting of restricted stock units	883,561	—	—	—	—	—
Stock issuance under the employee stock purchase plan	182,367	—	4,450	—	—	4,450
Stock-based compensation	—	—	50,207	—	—	50,207
Other comprehensive income	—	—	—	766	—	766
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(1,995)		(100,725)	(102,720)
Balance, January 31, 2023	111,424,132	56	1,333,669	694	(310,341)	1,024,078
Exercise of stock options	785,794	1	4,468	—	—	4,469
Stock issuance upon vesting of restricted stock units	1,277,625	—	—	—	—	—
Stock issuance under the employee stock purchase plan	196,748	—	4,661	—	—	4,661
Stock-based compensation	—	—	58,012	—	—	58,012
Other comprehensive income	—	—	—	302	—	302
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	71	—	(42,417)	(42,346)
Balance, January 31, 2024	113,684,299	57	1,400,881	996	(352,758)	1,049,176
Exercise of stock options	399,727	—	2,796	—	—	2,796
Stock issuance upon vesting of restricted stock units	1,745,202	1	(1)	—	—	—
Stock issuance under the employee stock purchase plan	167,624	—	4,468	—	—	4,468
Stock-based compensation	—	—	71,570	—	—	71,570
Other comprehensive loss	—	—	—	(820)	—	(820)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(5,301)	—	(32,577)	(37,878)
Balance, January 31, 2025	115,996,852	$58	$1,474,413	$176	$(385,335)	$1,089,312
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2023	2024	2025
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(102,720)	$(42,346)	$(37,878)
Net loss and adjustment attributable to redeemable non-controlling interest	876	(1,180)	4,829
Net loss	(101,844)	(43,526)	(33,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,652	45,264	36,345
Non-cash operating lease costs	3,840	4,534	4,960
Amortization of costs capitalized to obtain revenue contracts	8,459	9,934	12,003
Amortization of debt issuance costs	177	184	131
Stock-based compensation	50,232	58,035	71,592
Deferred income taxes	1,627	(2,340)	(7,118)
Provision for bad debt	806	1,081	85
Net foreign currency losses	1,548	670	8,675
Unrealized gain on investment	—	(263)	—
Loss on disposal of long-lived assets	—	150	35
Change in operating assets and liabilities:
Accounts receivable	(26,795)	(14,325)	(31,389)
Costs capitalized to obtain revenue contracts	(12,235)	(10,348)	(21,453)
Prepaid expenses and other assets	(3,433)	1,872	(7,060)
Accounts payable	35	525	(190)
Accrued expenses and other current liabilities	(1,210)	(5,981)	10,165
Deferred revenue	33,527	15,902	13,807
Operating lease liabilities	(4,767)	(4,083)	(3,785)
Other long-term liabilities	—	—	1,445
Net cash provided by (used in) operating activities	(15,381)	57,285	55,199
Cash flows from investing activities
Acquisition of business, net of cash acquired	676	—	(216,911)
Acquisition of assets	(563)	(356)	(450)
Purchases of property and equipment	(18,338)	(3,515)	(1,816)
Proceeds from sale of property and equipment	—	43	—
Purchase of investments (related party $2,500, $0, and $0, respectively)	(2,500)	(2,500)	—
Net cash used in investing activities	(20,725)	(6,328)	(219,177)
Cash flows from financing activities
Investment from redeemable non-controlling interest	—	983	—
Proceeds from borrowings on revolving credit facility	50,000	—	241,000
Payments on revolving credit facility	(20,000)	(30,000)	(75,000)
Payments of debt issuance costs	(367)	—	(1,484)
Exercise of stock options	3,750	4,469	2,796
Stock issuance under the employee stock purchase plan	4,450	4,661	4,468
Principal payments on financing obligations	(1,121)	(1,226)	(1,302)
Net cash provided by (used in) financing activities	36,712	(21,113)	170,478
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,587)	182	(2,677)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(981)	30,026	3,823
Cash, cash equivalents, and restricted cash, beginning of period	88,399	87,418	117,444
Cash, cash equivalents, and restricted cash, end of period	$87,418	$117,444	$121,267

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Fiscal Year Ended January 31,
	2023	2024	2025
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$82,036	$112,085	$120,928
Restricted cash included in long-term prepaid expenses and other assets	5,382	5,359	339
Total cash, cash equivalents, and restricted cash, end of period	$87,418	$117,444	$121,267

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$664	$3,165	$3,565
Cash paid for interest	$2,617	$4,315	$8,745
Supplemental disclosure of noncash investing and financing activities
Building-leased facility acquired through financing obligation	$22,402	$—	$—
Accrued purchase price related to acquisitions	$356	$—	$13,155
Measurement period adjustment relating to business acquisition	$1,285	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Summary of Business and Significant Accounting Policies
Description of Business: nCino, Inc. and its wholly-owned subsidiaries, collectively the Company, is a software-as-a-service ("SaaS") company that provides software solutions to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in the United States, North America, Europe, Asia Pacific and South Africa. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “nCino,” and the “Company” refer to nCino, Inc. and its consolidated subsidiaries.
Fiscal Year End: The Company’s fiscal year ends on January 31. References to fiscal year 2025, for example, refer to the fiscal year ended January 31, 2025.
Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Segments: The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker ("CODM"), which is the Company’s Chief Executive Officer, in deciding how to make operating decisions, allocate resources, and assess performance. The Company’s CODM allocates resources and assesses performance at the consolidated level.
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2024 and January 31, 2025. The Company maintains its cash, cash equivalents, and restricted cash with high-credit-quality financial institutions.
As of January 31, 2024 and January 31, 2025, no individual customer represented more than 10% of accounts receivable. For the fiscal years ended January 31, 2023, 2024, and 2025, no individual customer represented more than 10% of the Company’s total revenues.
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
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to the Company’s solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates, and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer, which the Company believes best reflects the manner in which the Company’s customers utilize the Company’s subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the Company's solutions at any time and, as a result, are accounted for as a service contract. Generally, the Company’s subscription contracts are three to five years in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. U.S. mortgage contracts are generally billed monthly in advance. Subscription arrangements that are cancelable generally have penalty clauses.
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
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining a non-cancelable subscription and support revenue contract if the Company expects the benefit of those costs to be longer than one year. The capitalized amounts are subsequently amortized over the estimated life of the contract. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (2) the associated payroll taxes and fringe benefit costs associated with the payments to these employees. Capitalized costs related to

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
new revenue contracts or on upsell of existing contracts are amortized on a straight-line basis over four to five years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the estimated life cycles of its offerings and its customer attrition. Commissions paid relating to contract renewals are not commensurate with sales commissions paid on initial contracts and as such are deferred and amortized over the related renewal period. The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates, or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment. Any changes in the anticipated period of benefit or the average renewal term are recognized on a prospective basis upon occurrence. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations.
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
At times, the Company provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are determined at contract inception and reduce the revenues recognized for a particular contract. At the end of each reporting period, the Company reviews and updates its estimates as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of January 31, 2025.
The Company evaluates whether it is the principal or agent with respect to vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with the Company’s solutions. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company’s control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. The Company has determined that, generally, the Company is acting as the principal and reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues and expenses incurred are recorded as cost of revenues.
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
Restricted Cash: Restricted cash primarily consisted of a minimum cash balance the Company maintained with a lender under the Company's revolving credit facility for fiscal year 2024. Restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards, at January 31, 2025. Restricted cash is included in long-term prepaid expenses and other assets at January 31, 2024 and January 31, 2025 on the consolidated balance sheets.
Accounts Receivable and Allowances: A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes a contract asset in the form of accounts receivable when the Company has an unconditional right to payment, and the Company records a contract asset in the form of unbilled accounts receivable when revenues earned on a contract exceeds the billings. The Company’s standard billing terms are annual in advance, while U.S. mortgage standard billing terms are monthly in advance. An unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenues recognized for professional services performed but not yet billed and (ii) revenues recognized from non-cancelable, multi-year orders in which fees increase annually but for which the Company is not contractually able to invoice until a future period. Accounts receivable are reported at their gross outstanding balance reduced by an allowance for estimated receivable losses, which includes allowances for doubtful accounts and a reserve for expected credit losses.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Balance, beginning of period	$151	$899	$1,451
Charged to bad debt expense	806	1,081	85
Charged to deferred revenue	—	747	—
Write-offs and other	(55)	(1,275)	(304)
Translation adjustments	(3)	(1)	(3)
Balance, end of period	$899	$1,451	$1,229
Leases: The Company determines if an arrangement is or contains a lease at inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single lease component for its facilities and equipment leases. The Company did not have any finance leases as of January 31, 2024 or January 31, 2025.
Operating lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term reflects the non-cancelable period of the lease together with options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Variable costs, such as common area maintenance costs, are not included in the measurement of the ROU assets and lease liabilities, but

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
are expensed as incurred. If an implicit rate is not readily determined by the Company's leases, the Company uses its incremental borrowing rate in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
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
Impairment Assessment: The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset or asset group to the estimated future undiscounted cash flows the asset or asset group is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets or asset group, the carrying amount of such assets is reduced to fair value. There were no material impairments of intangible assets or long-lived assets during the fiscal years ended January 31, 2023, 2024, and 2025.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on November 1, the first day of the fourth quarter of the fiscal year, or more frequently if circumstances indicate an impairment may have occurred between annual impairment tests. The Company has one reporting unit, therefore the Company evaluates goodwill for impairment at the entity level. To perform its impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances, and our share price. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. The Company may elect to bypass the qualitative assessment and perform the quantitative assessment. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There is no goodwill impairment for the fiscal years ended January 31, 2023, 2024, and 2025.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity ("VIE"). nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investments, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the consolidated balance sheets. See Note 2 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest.
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
Cost of Revenues: Cost of subscription and support revenues consists of costs related to hosting the Company’s software solutions and employee-related costs, including stock-based compensation expenses and allocated overhead associated with customer support. Cost of professional services and other revenues consist of employee-related costs associated with these services, including stock-based compensation expenses, and allocated overhead, and the cost of subcontractors. Allocated overhead includes costs such as information technology infrastructure, rent and occupancy charges, along with employee benefit costs, and taxes based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenues and operating expenses category. In addition, subscription cost of revenues includes amortization of acquired developed technology.
Research and Development: Research and development expenses consist primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, as well as allocated overhead. Research and development expenses also include the cost of third-party contractors. Research and development costs are expensed as incurred.
Advertising: Advertising costs are expensed as incurred and consist of advertising, third-party marketing, branded marketing, and conference and event expenses. Advertising expenses are recorded in sales and marketing expenses in the consolidated statements of operations and were $8.7 million, $7.7 million, and $8.7 million for the fiscal years ended January 31, 2023, 2024, and 2025, respectively.
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
When and if applicable, potential interest and penalties are accrued as incurred, within the income tax provision.

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
Foreign currency transaction gains and losses due to transactions denominated in a currency other than the functional currency are included in other expense, net in the consolidated statements of operations and were $(1.4) million, $(1.2) million, and $(10.5) million for the fiscal years ended January 31, 2023, 2024, and 2025, respectively, primarily related to various intercompany loans.
Stock-Based Compensation: As further described in Note 10 "Stock-Based Compensation," the Company records compensation expense associated with stock options and other equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees and recognizes expense on a straight-line basis, net of estimated forfeitures, over the applicable vesting period. The estimated forfeiture rate applied is based on historical forfeiture rates.
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
Recently Adopted Accounting Pronouncements: In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance includes amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ended January 31, 2025 on a retrospective basis. See Note 19 "Segment Information" for additional information.
Recent Accounting Pronouncements Not Yet Adopted: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments to enhance existing income tax disclosure requirements, primarily related to the rate reconciliation and income taxes paid disclosures. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the ASU retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The guidance includes amendments to require public companies to provide additional disclosure about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, on a prospective basis with the option to apply the ASU retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
Note 2. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company's ownership of 51%. As of January 31, 2025, the Company controls a majority of the outstanding common stock in nCino K.K.
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
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Fiscal Year Ended January 31,
	2023	2024	2025
Balance, beginning of period	$2,882	$3,589	$3,428
Investment by redeemable non-controlling interest	—	983	—
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(1,119)	(1,109)	(472)
Foreign currency translation	(194)	13	7
Adjustment to redeemable non-controlling interest	1,995	(71)	5,301
Stock-based compensation expense[1]	25	23	22
Balance, end of period	$3,589	$3,428	$8,286
1 nCino K.K. stock options granted in accordance with nCino K.K.'s equity incentive plan.
Note 3. Fair Value Measurements
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2024 and January 31, 2025 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2024 and January 31, 2025 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,649	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	359	—	—
Total assets	$39,008	$—	$—

	Fair value measurements on a recurring basis as of January 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,841	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	339	—	—
Total assets	$39,180	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. Fair value changes were immaterial for the years ended January 31, 2023, 2024 and 2025. There was no impairment recognized for the fiscal years ended January 31, 2023, 2024, and 2025. In March 2025, we recorded a realized gain of $1.2 million from the sale of one of these investments. See Note 16 "Related-Party Transactions" and Note 20 "Subsequent Events" for additional information.
Note 4. Revenues
Disaggregation of Revenue
Disaggregated revenues by source and geographic region were as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
United States
Subscriptions - non-mortgage	$241,394	$273,044	$303,546
Subscriptions - mortgage	59,804	68,040	73,782
Professional services and other	45,296	46,117	47,104
Total United States	346,494	387,201	424,432
International
Subscriptions	43,554	68,395	91,840
Professional services and other	18,267	20,947	24,385
Total International	61,821	89,342	116,225
Total Revenue	$408,315	$476,543	$540,657

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer.
During the fourth quarter of fiscal year 2025, the Company changed the presentation of disaggregated revenues from a classification primarily based on geographic region to a classification to include sources by geographic region. The prior period presentation of disaggregated revenues has been reclassified to conform with the current period presentation.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2024 and January 31, 2025:

	As of January 31,
	2024	2025
Trade accounts receivable	$106,170	$122,394
Unbilled accounts receivable	7,699	23,662
Allowance for doubtful accounts	(1,451)	(1,229)
Other accounts receivable	557	1,960
Total accounts receivable, net	$112,975	$146,787
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer and $8.3 million from acquisitions, which were offset by decreases due to revenues recognized in the period. During the fiscal year ended January 31, 2025, $170.5 million of revenues were recognized out of the deferred revenue balance as of January 31, 2024.
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
Remaining performance obligations were $1.2 billion as of January 31, 2025. The Company expects to recognize approximately 67% of its remaining performance obligation as revenues in the next 24 months, approximately 27% more in the following 25 to 48 months, and the remainder thereafter.
Costs Capitalized to Obtain Revenue Contracts
During the fiscal years ended January 31, 2023, 2024, and 2025, the Company amortized $8.5 million, $9.9 million, and $12.0 million of capitalized contract acquisition costs within sales and marketing expense, respectively. The Company did not incur any impairment losses.
Capitalized contract acquisition costs were $28.0 million and $37.2 million as of January 31, 2024 and January 31, 2025, of which $17.4 million and $23.7 million was long-term in the consolidated balance sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 5. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31,
	2024	2025
Furniture and fixtures	$12,066	$11,712
Computers and equipment	8,010	7,193
Buildings and land	56,379	56,379
Leasehold improvements	27,712	28,046
Construction in progress	170	627
	104,337	103,957
Less accumulated depreciation	(25,192)	(29,004)
	$79,145	$74,953
The Company recognized depreciation expense as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Cost of subscription revenues	$399	$567	$480
Cost of professional services and other revenues	1,301	1,775	1,313
Sales and marketing	1,452	1,734	1,291
Research and development	2,435	2,819	2,399
General and administrative	865	1,143	769
Total depreciation expense	$6,452	$8,038	$6,252
Note 6. Business Combinations
DocFox, Inc. (“DocFox”)
On March 20, 2024 (the "DocFox Acquisition Date"), the Company acquired the outstanding equity interests of DocFox, which provides a solution to automate onboarding experiences for commercial and business banking. The Company acquired DocFox for its complementary product set, which helps simplify and automate the onboarding and account opening process. The Company has included the financial results of DocFox in the consolidated statements of operations from the DocFox Acquisition Date. Including the $2.0 million in post combination expense referenced below, transaction costs associated with the DocFox acquisition were approximately $3.9 million and were recorded in general and administrative expenses for the fiscal year ended January 31, 2025.
The Company paid a total of $74.3 million in cash as of the DocFox Acquisition Date. Included in the total cash paid was $6.2 million for DocFox common stock options that were cash settled on the DocFox Acquisition Date. The $6.2 million fair value of the DocFox common stock options was allocated between consideration transferred and post combination expense in the amounts of $4.2 million and $2.0 million, respectively. As there was no future service requirement due to accelerated vesting of these options, the entire $2.0 million was recorded as transaction cost immediately following the acquisition and not in consideration transferred. The $2.0 million is included within general and administrative expense for the fiscal year ended January 31, 2025. The estimated fair value of the consideration transferred was $72.4 million on the DocFox Acquisition Date.
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
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the DocFox Acquisition Date, including measurement period adjustments:

Fair Value
Cash and cash equivalents	$1,400
Accounts receivable	1,898
Operating lease right-of-use assets, net	405
Other current and noncurrent assets	444
Intangible assets	24,600
Goodwill	57,329
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(3,495)
Deferred revenue, current and noncurrent	(3,505)
Operating lease liabilities, current and noncurrent	(405)
Deferred income taxes	(6,306)
Net assets acquired	$72,365
Initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2026, but no later than one year from the DocFox Acquisition Date. The area of the acquisition that remains preliminary relates to finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities, including uncertain tax positions. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
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
Developed technology represents the fair value of DocFox's technology. Customer relationships represent the fair value of the underlying relationships with DocFox's customers. Trade names represents the fair value of DocFox’s company name.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not deductible for tax.
The financial results of DocFox since the DocFox Acquisition Date through January 31, 2025 are included in the Company's consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to DocFox as they did not have a material effect on the Company’s consolidated financial statements.
Integrated Lending Technologies, LLC (“ILT”)

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
On April 1, 2024 (the "ILT Acquisition Date”), the Company acquired all outstanding membership interests of ILT, which provides consumer loan origination software that streamlines direct and indirect lending operations. The Company acquired ILT for its complementary products. The Company has included the financial results of ILT in the consolidated statements of operations from the ILT Acquisition Date. Transaction costs associated with the ILT acquisition were approximately $0.9 million and were recorded in general and administrative expenses for the fiscal year ended January 31, 2025.
The Company paid a total of $19.9 million in cash on the ILT Acquisition Date, subject to a net working capital adjustment. The net working capital adjustment was finalized in July 2024, resulting in an increase to the purchase price of $0.1 million which was recorded to goodwill.
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
The following table summarizes the final fair values of assets acquired and liabilities assumed as of the ILT Acquisition Date:

Fair Value
Cash and cash equivalents	$164
Accounts receivable	343
Intangible assets	8,660
Goodwill	11,111
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(240)
Net assets acquired	$20,038
During the fiscal year ended January 31, 2025, within the one year measurement period, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are now final.
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
Developed technology represents the estimated fair value of ILT’s technology. Customer relationships represent the estimated fair value of the underlying relationships with ILT’s customers. Trade name represents the estimated fair value of ILT’s company name.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce and approximately $11.1 million is deductible for tax purposes.
The financial results of ILT since the ILT Acquisition Date are included in the Company's consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to ILT as they did not have a material effect on the Company’s consolidated financial statements.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Artesian Solutions Limited ("FullCircl")
On November 5, 2024 (the "FullCircl Acquisition Date"), the Company acquired the outstanding equity interests of FullCircl, which provides an onboarding and customer lifecycle intelligence platform. The Company acquired FullCircl for its complementary products and believes this will provide greater value for new and existing customers. The Company has included the financial results of FullCircl in the consolidated statements of operations from the FullCircl Acquisition Date. Transaction costs associated with the FullCircl acquisition were approximately $3.6 million and were recorded in general and administrative expenses for the fiscal year ended January 31, 2025.
The purchase consideration was $142.4 million, of which the Company paid a total of $129.2 million in cash at the FullCircl Acquisition Date. The purchase consideration includes a deferred payment of $15.0 million, with a present value of $13.2 million at the FullCircl Acquisition Date, relating to an indemnity holdback amount to be paid in 24 months following the FullCircl Acquisition Date which is included in other long-term liabilities at January 31, 2025 on the consolidated balance sheets.
In addition, the Company issued 52,877 RSUs with an approximate fair value of $2.0 million to certain employees of FullCircl, which will vest over four years subject to such employees' continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and has been excluded from the purchase consideration.
The transaction was accounted for using the acquisition method and, as a result, tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the FullCircl Acquisition Date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is complete. The Company determined the acquisition date contract assets and liabilities in accordance with ASC 606.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the FullCircl Acquisition Date:

Fair Value
Cash and cash equivalents	$3,182
Accounts receivable	1,814
Property and equipment, net	66
Operating lease right-of-use assets, net	198
Other current and noncurrent assets	211
Intangible assets	37,000
Goodwill	117,935
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(3,776)
Deferred revenue, current and noncurrent	(4,773)
Operating lease liabilities, current and noncurrent	(198)
Deferred income taxes	(9,250)
Net assets acquired	$142,409
Due to the timing of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2026, but no later than one year from the FullCircl Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available, valuations are finalized and the tax returns for the pre-acquisition period are completed. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the review and valuation of intangible assets (including key assumptions, inputs and estimates), (ii) finalizing the evaluation and valuation of certain legal matters and/or loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (iii) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities, including uncertain tax positions. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
The following table sets forth the components of the preliminary fair value of identifiable intangible assets and their estimated useful lives over which the acquired intangible assets will be amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed as of the FullCircl Acquisition Date:

	Fair Value	Useful Life
Trade name	$1,100	1 year
Customer relationships	26,500	10 years
Developed technology	9,400	5 years
Total intangible assets subject to amortization	$37,000
Developed technology represents the preliminary fair value of FullCircl's technology. Customer relationships represent the preliminary fair value of the underlying relationships with FullCircl's customers. Trade names represents the preliminary fair value of FullCircl’s company name. The Company continues to assess the rates used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships and trade name and customer attrition rate for customer relationships.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not expected to be deductible for tax.
The financial results of FullCircl since the FullCircl Acquisition Date are included in the Company's consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to FullCircl as they did not have a material effect on the Company’s consolidated financial statements.
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, as of January 31, 2023	$839,440
Translation adjustments	(571)
Balance, as of January 31, 2024	838,869
Acquisitions	186,375
Translation adjustments	(5,869)
Balance, as of January 31, 2025	$1,019,375

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2024			As of January 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Developed technology	$83,468	$(38,010)	$45,458	$97,029	$(49,819)	$47,210	2.9
Customer relationships	91,704	(22,085)	69,619	139,315	(33,315)	106,000	8.1
Trademarks and trade name	14,624	(14,624)	—	1,461	(615)	846	0.7
Other	919	(424)	495	1,369	(854)	515	2.3
	$190,715	$(75,143)	$115,572	$239,174	$(84,603)	$154,571	6.5
During the fiscal year ended January 31, 2025, the Company wrote off approximately $20.6 million of fully amortized intangible assets and the corresponding accumulated amortization.
The Company recognized amortization expense for intangible assets as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Cost of subscription revenues	$17,019	$16,306	$17,784
Cost of professional services and other revenues	94	330	330
Sales and marketing	11,087	20,590	11,979
Total amortization expense	$28,200	$37,226	$30,093
During the third quarter of fiscal 2024, the Company rebranded the SimpleNexus solution to nCino Mortgage, resulting in a change to the trade name useful life. As a result, the Company recorded accelerated amortization to fully amortize the remaining trade name intangible asset in fiscal 2024.
The expected future amortization expense for intangible assets as of January 31, 2025 is as follows:

Fiscal Year Ending January 31,
2026	$33,962
2027	31,907
2028	17,449
2029	17,349
2030	15,059
Thereafter	38,845
$154,571
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 8. Reseller Agreement
The Company has a reseller agreement in place with our largest vendor to utilize their platform and to develop the Company’s cloud-based banking software as an application within their hosted environment. This agreement was amended

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
during fiscal 2024 extending its term through January 31, 2031, and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term.
Note 9. Stockholders’ Equity
A summary of the rights and key provisions affecting each class of the Company’s stock as of January 31, 2025, is as follows:
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
Common stock: The Company's common stock consists of 500,000,000 authorized shares, par value $0.0005 per share.
At January 31, 2025, the Company committed a total of 38,688,209 shares of common stock for future issuance as follows:

Issued and outstanding stock options	811,602
Nonvested issued and outstanding restricted stock units ("RSUs")	6,105,459
Possible issuance under stock plans	31,771,148
38,688,209
Note 10. Stock-Based Compensation
Equity Incentive Plans
The Company has two equity incentive plans: the nCino, Inc. 2014 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2014 Plan”) and the 2019 Amended and Restated Equity Incentive Plan (the “2019 Plan” and together with the 2014 Plan, the “Incentive Plans”). Under the 2014 Plan, the Board of Directors had allotted 15,025,666 shares of common stock for incentive options or non-qualified options as of January 31, 2025. Non-qualified options may be granted to Company employees, non-employee directors, and consultants. The exercise price of options is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The options generally vest in one of two ways:
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
As of January 31, 2025, the Company had stock options outstanding under the 2014 Plan and the 2019 Plan had stock options and RSUs outstanding.
Stock Options
Stock option activity for the fiscal year ended January 31, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2024	1,212,704	$7.14	3.21	$29,516
Granted	—	—
Expired or forfeited	(1,375)	12.06
Exercised	(399,727)	6.96		10,890
Outstanding, January 31, 2025	811,602	$7.22	2.27	$21,742
Exercisable, January 31, 2025	811,602	$7.22	2.27	$21,742
Fully vested or expected to vest, January 31, 2025	811,602	$7.22	2.27	$21,742
The total intrinsic value of options exercised during the fiscal years ended January 31, 2023, 2024, and 2025 was $16.2 million, $19.0 million, and $10.9 million, respectively. Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying stock.
Restricted Stock Units
RSU activity during the fiscal year ended January 31, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2024	5,626,125	$33.19
Granted	3,193,433	33.65
Vested	(1,745,202)	34.84
Forfeited	(968,897)	34.75
Nonvested, January 31, 2025	6,105,459	$32.78
The weighted average grant date fair value for RSUs granted during the fiscal years ended January 31, 2023, 2024, and 2025 was $41.54, $25.65, and $33.65, respectively.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The total fair value of RSUs vested for the fiscal years ended January 31, 2023, 2024, and 2025 was $39.7 million, $48.2 million, and $60.8 million, respectively.
As of January 31, 2025, total unrecognized compensation expense related to non-vested RSUs was $145.7 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.73 years.
Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted and stockholders approved the ESPP, which became effective immediately prior to the closing of the IPO. The ESPP includes two components, one component is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code (the "Code") and a component that does not qualify as an "employee stock purchase plan" under Section 423 of the Code. The ESPP initially reserved and authorized the issuance of up to a total of 1,800,000 shares of common stock to participating employees. The aggregate number of shares of the Company's common stock under the ESPP will automatically increase on the first day of each fiscal year, beginning with the first fiscal year ending January 31, 2022 and continuing until the fiscal year ended January 31, 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company's common stock issued and outstanding on January 31 of the immediately preceding fiscal year, (ii) 1,800,000 shares of the Company's common stock or (iii) an amount determined by the Board of Directors. As of January 31, 2025, 5,484,024 shares of common stock remain available for grant under the ESPP.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The assumptions utilized for the ESPP shares for the fiscal years ended January 31, 2023, 2024, and 2025 were as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Expected life (in years)	0.50	0.50	0.50
Expected volatility	49.65% - 84.59%	38.70% - 61.86%	38.70% - 40.74%
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	0.22% - 4.77%	4.77% - 5.53%	4.25% - 5.37%
As of January 31, 2025, total unrecognized compensation expense related to the ESPP was $0.7 million. That cost is expected to be recognized over the remaining term of the offering period that began on January 1, 2025 and will end on June 30, 2025.
Stock-Based Compensation Expense
Total stock-based compensation expense included in our consolidated statements of operations were as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Cost of subscription revenues	$1,430	$1,847	$2,891
Cost of professional services and other revenues	7,263	9,369	11,977
Sales and marketing	13,283	15,417	17,016
Research and development	11,602	15,942	17,416
General and administrative	16,654	15,460	22,292
Total stock-based compensation expense[1]	$50,232	$58,035	$71,592
1Includes $0.2 million benefit incurred for the fiscal year ended January 31, 2023 in connection with the restructuring plan commenced in January 2023. See Note 18 "Restructuring" for more information.
Note 11. Income Taxes
The components of loss before income taxes by domestic and foreign jurisdictions were as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
United States	$(100,223)	$(61,994)	$(26,326)
Foreign	2,450	20,058	(9,234)
Loss before income taxes	$(97,773)	$(41,936)	$(35,560)

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of the income tax provision (benefit) consisted of the following:

	Fiscal Year Ended January 31,
	2023	2024	2025
Current:
Federal	$—	$—	$498
State	81	489	487
Foreign	2,363	3,441	3,622
Total	2,444	3,930	4,607
Deferred:
Federal	1,339	819	(2,870)
State	438	629	(1,200)
Foreign	(150)	(3,788)	(3,048)
Total	1,627	(2,340)	(7,118)
Total income tax provision (benefit)	$4,071	$1,590	$(2,511)
The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax (provision) benefit are summarized as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Income taxes at statutory rate of 21% for 2023, 2024, and 2025	21.0%	21.0%	21.0%
State income tax (provision) benefit, net of federal impact	(0.4)	(2.7)	1.6
Tax credits	0.0	23.9	9.7
Changes in valuation allowance	(21.6)	(10.5)	7.7
Federal return to provision	(0.2)	(19.7)	1.3
Foreign rate differential	0.5	(1.7)	1.2
Other	(0.2)	0.2	(1.0)
Stock-based compensation	0.1	(1.0)	(1.3)
Nondeductible expenses	(0.2)	(1.0)	(1.3)
Deferred adjustments	0.0	0.0	(1.5)
Effects of non-US operations	(0.1)	(0.5)	(1.6)
GILTI inclusion	(0.6)	(6.8)	(2.2)
Transaction costs	(0.1)	0.0	(3.1)
Executive compensation	(2.4)	(5.0)	(8.2)
Uncertain tax positions	0.0	0.0	(15.2)
	(4.2)%	(3.8)%	7.1%

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	As of January 31,
	2024	2025
Deferred tax assets:
Net operating losses	$115,187	$118,820
Research and development	39,305	48,056
Tax credits	15,444	17,104
Financing obligations and lease liabilities	17,343	16,591
Equity compensation	9,085	11,108
Reserves and accruals	3,900	4,747
Other	1,613	1,587
Total deferred tax assets	201,877	218,013
Less valuation allowance	(148,270)	(160,289)
Total deferred tax assets, net of valuation allowances	53,607	57,724
Deferred tax liabilities:
Intangible assets	(26,216)	(38,429)
Depreciation	(15,066)	(13,522)
Contract acquisition costs	(7,112)	(9,254)
Lease asset	(4,453)	(4,048)
Deferred revenue	(310)	(121)
Total deferred tax liabilities	(53,157)	(65,374)
Net deferred tax liabilities	$450	$(7,650)
The Company’s net deferred tax liabilities were adjusted during fiscal 2025 to include $15.1 million of net deferred tax liabilities related to business combinations.
Net deferred tax liabilities were included in the consolidated balance sheets as follows:

	As of January 31,
	2024	2025
Long-term prepaid expenses and other assets	$4,137	$6,201
Deferred income taxes, noncurrent	(3,687)	(13,851)
Net deferred tax liabilities	$450	$(7,650)
Income taxes payable, which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of January 31, 2024 and 2025 were $2.0 million and $1.2 million, respectively.
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. The Company has established a valuation allowance in the amount of $148.3 million and $160.3 million as of January 31, 2024 and 2025, respectively, because the Company believes it is not more likely than not the deferred tax asset in jurisdictions excluding several foreign jurisdictions will be realized.
We continue to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgement and the use of estimates. In fiscal year 2025, the Company acquired DocFox and FullCircl. As part of the DocFox acquisition, the Company recorded a net U.S. deferred tax liability mostly related to identifiable intangible assets. The deferred tax liability

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
recognized provides additional positive evidence that a portion of the Company’s U.S. deferred tax assets are realizable. As a result, the Company reduced the historical valuation allowance in the U.S. by $3.6 million.
For the fiscal years ended January 31, 2023, 2024, and 2025, the valuation allowance increased by $29.3 million, $9.9 million, and $12.0 million, respectively.
The Company maintains its assertion of the Company’s intent for certain foreign earnings to be indefinitely reinvested. As of January 31, 2025, the Company has not recorded taxes on approximately $26.7 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries. The Company generally does not provide for taxes related to the Company’s undistributed earnings because such earnings either would not be taxable when remitted or they are indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a tax liability will be recognized, which could include other taxes such as withholding tax. The determination of the amount of the unrecognized tax liability is directly influenced by the Company’s net operating loss and valuation allowance position in the U.S. If the Company were to repatriate the undistributed earnings, the tax liability is $1.2 million.
The net operating loss and tax credit carryforwards as of January 31, 2025 were as follows:

	As of January 31, 2025	First Fiscal Year Expiring
Federal net operating loss carryforwards[1]	354,217	None
State net operating loss carryforwards[1]	254,212	2030
State net operating loss carryforwards[1]	81,394	None
Foreign net operating loss carryforwards	8,790	2031
Foreign net operating loss carryforwards[1]	102,385	None
Federal tax credit carryforwards[1]	14,840	2037
State tax credit carryforwards	2,788	2032
Foreign tax credit carryforward	61	None
1The Company acquired a portion of these carryforwards through mergers and acquisitions. These acquired carryforwards will be subject to limitations which could limit the Company's utilization in future periods.
In 2021, the Organization of Economic Cooperation and Development introduced its Pillar Two Framework Model Rules ("Pillar 2"). The Company is under the revenue threshold where Pillar 2 would not apply and is not subject to tax under these rules. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.
A reconciliation of the gross beginning and ending balance of total unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Balance, beginning of period	$—	$—	$—
Additions for current year tax positions	—	—	1,813
Additions for prior year tax positions	—	—	4,356
Additions for current year acquisitions	—	—	2,536
Balance, end of period	$—	$—	$8,705
As of January 31, 2025 gross unrecognized tax benefits related to uncertain tax positions were $8.7 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate would be $3.7 million for the year ended January 31, 2025.
The Company's policy for classifying interest and penalties with unrecognized tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with income tax benefits is $2.0 million for the year ended January 31, 2025. The Company anticipates insignificant change to unrecognized tax benefits over the next year.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. As of January 31, 2025 the Company is no longer subject to U.S. federal and state examinations by tax authorities for tax years prior to 2021. However, amounts reported as net operating losses and tax credit carryforwards from these tax periods remain subject to review by most tax authorities.
Note 12. Defined Contribution Plan
The Company has a 401(k) plan for its employees in the United States who meet the plan requirements. The Company, at its discretion, may make matching contributions. Employees are immediately vested in their contributions. The Company also has a Registered Retirement Savings Plan covering all eligible employees in Canada. Employer contributions for the fiscal years ended January 31, 2023, 2024, and 2025 were $7.0 million, $3.3 million, and $5.4 million, respectively.
Note 13. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through December 2033, some of which include options to extend for up to five years.
The components of lease expense were as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Operating lease expense	$4,066	$4,940	$5,575
Variable lease expense	1,276	1,979	2,581
Short-term lease expense	508	451	272
Sublease income	—	—	(382)
Total	$5,850	$7,370	$8,046
Supplemental cash flow information related to operating leases were as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$4,993	$4,489	$4,400
Operating right-of-use assets obtained in exchange for operating lease liabilities	2,050	13,152	3,349
Modification to reduce operating right-of-use assets and operating lease liabilities	842	—	—
Operating right-of-use assets and operating lease liabilities disposed of	—	115	1,995
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of January 31, 2025 were 5.77 years and 6.9%, respectively.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of January 31, 2025 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2026	$5,814
2027	4,847
2028	3,162
2029	1,700
2030	397
Thereafter	5,881
Total lease liabilities	21,801
Less: imputed interest	(3,829)
Total lease obligations	17,972
Less: current obligations	(5,153)
Long-term lease obligations	$12,819
Note 14. Revolving Credit Facility
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
As of January 31, 2024 and 2025, unamortized debt issuance costs were $0.0 million and $1.4 million, respectively, and are included in long-term prepaid expenses and other assets.
The Company had $0.0 million and no letters of credit issued under the 2022 Credit Facility as of January 31, 2024. The Company had $166.0 million outstanding and no letters of credit issued under the 2024 Credit Facility and was in compliance with all covenants as of January 31, 2025. As of January 31, 2025, the applicable interest rate was 6.31%. The available borrowing capacity under the 2024 Credit Facility was $84.0 million as of January 31, 2025. In February 2025, the Company borrowed an additional $52.5 million on the 2024 Credit Facility to fund an acquisition and in March 2025, the Company repaid $50.0 million on the 2024 Credit Facility, see Note 20 "Subsequent Events" for additional information.
Note 15. Commitments and Contingencies
In addition to the operating lease commitments described in Note 13 "Leases", the Company has additional contractual commitments as described further below.
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
The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.
Purchase commitments and future minimum lease payments required under financing obligations as of January 31, 2025 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2026	$88,090	$4,653
2027	80,665	3,958
2028	74,152	—
2029	—	—
2030	—	—
Thereafter	—	—
Total	$242,907	$8,611
Residual financing obligations and assets		49,617
Less: amount representing interest		(5,376)
Financing obligations		$52,852
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of January 31, 2025 was 5.7%.
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
Note 16. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, for $2.5 million and is included in investments as of January 31, 2024 and January 31, 2025 on the Company's consolidated balance sheets. The investment was considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, owned greater than ten percent of Zest AI.
In March 2025, we recorded a realized gain of $1.2 million from the sale of all our shares in Zest AI.
Note 17. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the fiscal years ended January 31, 2023, 2024, and 2025 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2023	2024	2025
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(102,720)	$(42,346)	$(37,878)
Denominator
Weighted-average common shares outstanding	110,615,734	112,672,397	115,162,175
Basic and diluted loss per share attributable to nCino, Inc.	$(0.93)	$(0.38)	$(0.33)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Fiscal Year Ended January 31,
	2023	2024	2025
Stock options issued and outstanding	2,009,323	1,212,704	811,602
Nonvested RSUs issued and outstanding	3,531,387	5,626,125	6,105,459
Shares issuable pursuant to the ESPP	21,079	105,227	106,440

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
The Company had no restructuring charges for the fiscal year ended January 31, 2025.
Note 19. Segment Information
The Company's chief operating decision maker ("CODM") is the Company's Chief Executive Officer, who reviews financial information on a consolidated basis. The Company brings together people and data to enable financial institutions to enhance strategic decision-making, risk management, and customer satisfaction through the selection of intelligent solutions provided by the nCino Platform as a SaaS company. As such, the Company has one operating and reportable segment. The CODM uses consolidated net loss in deciding how to make operating decisions, allocate resources, and assess performance.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table presents selected financial information that is provided to our CODM:

	Fiscal Year Ended January 31,
	2023	2024	2025
Revenues	$408,315	$476,543	$540,657
Less:
Adjusted cost of revenues(1)	143,463	163,449	182,887
Adjusted sales and marketing expense(1)	101,966	94,440	94,190
Adjusted research and development expense(1)	107,839	101,017	111,110
Adjusted general and administrative expense(1)	57,188	55,858	56,305
Other segment items(2)	91,872	101,291	114,296
Interest income	(403)	(2,567)	(1,761)
Interest expense	2,807	4,135	8,763
Other expense, net	1,356	856	10,427
Income tax provision (benefit)	4,071	1,590	(2,511)
Net loss	$(101,844)	$(43,526)	$(33,049)
(1) Cost of revenue, sales and marketing expense, research and development expense, general and administrative expense and other expense, net in the consolidated statements of operations, adjusted to exclude amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, certain litigation expenses, and restructuring and related charges.
(2) Other segment items are the adjustments described in the note above.
Revenues by geographic region were as follows:

	Fiscal Year Ended January 31,
	2023	2024	2025
United States	$346,494	$387,201	$424,432
United Kingdom	28,535	41,894	56,517
Other	33,286	47,448	59,708
	$408,315	$476,543	$540,657
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. For the fiscal years ended January 31, 2023, 2024, and 2025, no other country represented 10% or more of total revenues for the periods presented.
Long-lived assets, which consist of property and equipment, net and operating ROU assets, net by geographic region were as follows:

	As of January 31,
	2024	2025
United States	$84,136	$79,115
United Kingdom	12,446	9,760
Other	1,824	2,104
	$98,406	$90,979

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 20. Subsequent Events
Effective February 1, 2025, Pierre Naudé retired as the Company's Chairman and Chief Executive Officer and Sean Desmond was appointed to succeed Mr. Naudé as the Company's new President and Chief Executive Officer and as a member of the Company's Board of Directors. On the same date, Mr. Naudé was appointed Executive Chairman of the Board.
In February 2025, the Company's wholly-owned subsidiary, nCino OpCo, acquired all of the outstanding equity of Alphapack, Co. dba Sandbox Banking ("Sandbox Banking"), a digital transformation leader serving the financial services industry. The aggregate purchase price for the Sandbox Banking acquisition totaled $52.5 million, subject to customary adjustments, with an additional earn-out opportunity of up to $10.0 million and was funded with proceeds from the 2024 Credit Facility. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of finalizing the accounting for this transaction and will complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of our first quarter of fiscal 2026.
In March 2025, the Company repaid $50.0 million on the 2024 Credit Facility.
In March 2025, we recorded a realized gain of $1.2 million from the sale of all our shares in Zest AI. See Note 16 "Related-Party Transactions" for additional information.
In March 2025, our Board of Directors authorized a stock repurchase program to acquire up to $100.0 million of the Company's common stock. Under the stock repurchase program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of nCino’s Board of Directors. The stock repurchase program will be funded using existing cash and cash equivalents, credit facility capacity and/or future cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at January 31, 2025, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at January 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the guidelines established in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2025.
In March 2024 we completed our acquisition of DocFox, in April 2024 we completed our acquisition of ILT, and in November 2024 we completed our acquisition of FullCircl. We accounted for these acquisitions as business combinations as discussed in Note 6 "Business Combinations" of the Notes to the Consolidated Financial Statements. The scope of management's assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of DocFox, ILT, and FullCircl. This exclusion is in accordance with the SEC staff's general guidance that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from the scope of management's assessment for one year from the date of acquisition. We have included the financial results of DocFox, ILT, and FullCircl in the consolidated financial statements from the dates of their respective acquisitions and on a combined basis accounted for approximately 0.7% and 0.1% of total and net assets, respectively, as of January 31, 2025 and 1.9% and 2.5% of revenues and net loss, respectively for the year then ended.
The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Following the acquisitions of DocFox, ILT, and FullCircl as noted above, we are in the process of reviewing the internal control structures of DocFox, ILT, and FullCircl and, if necessary, will make appropriate changes as we continue to integrate DocFox, ILT, and FullCircl into our overall internal control over financial reporting process. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended January 31, 2025, the following Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

On December 6, 2024, April Rieger, Chief Legal & Compliance Officer and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 24,665 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 5, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 6, 2024, Jeanette Sellers, VP of Accounting, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 7,815 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 30, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 7, 2024, Sean Desmond, President & Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 153,123 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 16, 2024, Pierre Naudé, Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 102,815 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 15, 2025, or earlier if all transactions under the trading arrangement are completed.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference from the sections entitled “Proposal One: Election of Class II Directors Named in this Proxy Statement,” “Corporate Governance,” and “Executive Officers” from our

Proxy Statement relating to our 2025 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2025.
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” "Executive Compensation," and “Director Compensation” from our Proxy Statement relating to our 2025 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” from our Proxy Statement relating to our 2025 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” from our Proxy Statement relating to our 2025 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policy” from our Proxy Statement relating to our 2025 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2025.

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
3.Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of November 16, 2021, by and among nCino, Inc., Penny HoldCo, Inc., Dollar Merger Sub, Inc., Penny Merger Sub, LLC, SimpleNexus, LLC, Insight Venture Partners, LLC, and the other parties thereto	8-K	001-39380	2.1	November 17, 2021
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
3.3	Second Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 24, 2024
4.1	Form of Common Stock Certificate	10-K	001-41211	4.1	March 31, 2022
4.2	First Amended and Restated Investors’ Rights Agreement, dated February 12, 2015, as amended, among nCino, Inc. and certain holders of its capital stock.	S-1	333-239335	4.2	June 22, 2020
4.3	First Amendment to First Amended and Restated Investors’ Rights Agreement, dated May 25, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.3	July 6, 2020
4.4	Second Amendment to First Amended and Restated Investors’ Rights Agreement, dated November 23, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.4	July 6, 2020
4.5	Third Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 31, 2017, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.5	July 6, 2020
4.6	Fourth Amendment to First Amended and Restated Investors’ Rights Agreement, dated January 16, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.6	July 6, 2020
4.7	Fifth Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 12, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.7	July 6, 2020

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.8	Sixth Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 16, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.8	July 6, 2020
4.9	Seventh Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 30, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.9	July 6, 2020
4.10	Assignment and Assumption Agreement, dated January 7, 2022, by and among nCino, Inc. and nCino OpCo, Inc., with respect to the First Amended and Restated Investors’ Rights Agreement, dated as of February 12, 2015, by and among nCino, Inc. and certain Investors	8-K12B	001-41211	4.1	January 10, 2022
4.11	Description of Capital Stock	10-K	001-41211	4.11	March 28, 2023
10.1†	nCino, Inc. 2014 Omnibus Stock Ownership and Long Term Incentive Plan and related form agreements.	S-1	333-239335	10.1	June 22, 2020
10.2†	nCino, Inc. 2019 Amended and Restated Equity Incentive Plan and related form agreements.	S-1/A	333-239335	10.2	July 6, 2020
10.3†	nCino, Inc. Employee Stock Purchase Plan.	S-1/A	333-239335	10.3	July 6, 2020
10.4†	Amended and Restated Employment Agreement with Pierre Naudé.	S-1/A	333-239335	10.4	July 6, 2020
10.5†	Amended and Restated Employment Agreement with Joshua Glover.	S-1/A	333-239335	10.6	July 6, 2020
10.6†	Amended and Restated Employment Agreement with Gregory D. Orenstein	10-K	001-41211	10.7	March 28, 2023
10.7†	Employment Agreement with April Rieger	10-K	001-41211	10.8	March 28, 2023
10.8†	Employment Agreement with Matthew Hansen	10-K	001-41211	10.9	March 28, 2023
10.9†	Form of Indemnification Agreement entered into by and between nCino, Inc. and its directors and executive officers.	S-1/A	333-239335	10.8	July 6, 2020
10.10†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its directors and executive officers relating to each applicable Indemnification Agreement	10-K	001-41211	10.9	March 31, 2022
10.11†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its executive officers relating to each applicable Executive Employment Agreement	10-K	001-41211	10.10	March 31, 2022
10.12++	Partner Application Distribution Agreement by and between Salesforce and the Company, dated June 19, 2020, as amended.	S-1	333-239335	10.7	June 22, 2020
10.13	Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020.	8-K	001-39380	10.1	December 2, 2020
10.14	Amendment to Office Lease by and between Wilmington Investors LLC and nCino, Inc., dated November 25, 2020	8-K	001-39380	10.2	December 2, 2020
10.15	Agreement Regarding Exercise and Assignment of Purchase Option among nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020	8-K	001-39380	10.3	December 2, 2020
10.16	First Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated January 27, 2021	10-K	001-39380	10.12	March 31, 2021

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	8-K	001-39380	10.1	April 7, 2021
10.18	Second Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	10-Q	001-39380	10.1	June 2, 2021
10.19+	Restrictive Covenant Agreement, dated as of November 16, 2021, by and among nCino, Inc. and the Insight Parties thereto	8-K	001-39380	10.1	November 17, 2021
10.20++	Parking Deck Rent Adjustment Notice	10-Q	001-39380	10.2	December 1, 2021
10.21	Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 11, 2022	8-K	001-41211	10.1	February 14, 2022
10.22	New Building Completion Notice	10-Q	001-41211	10.1	November 30, 2022
10.23	First Amendment to Office Lease (New Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023	10-K	001-41211	10.25	March 28, 2023
10.24	Third Amendment to Office Lease (Existing Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023	10-K	001-41211	10.26	March 28, 2023
10.25++	Amendment to Partner Application Distribution Agreement by and between Salesforce and the Company, dated December 20, 2023	10-K	001-41211	10.25	March 26, 2024
10.26	First Amendment to Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 9, 2024	8-K	001-41211	10.1	February 13, 2024
10.27	Second Amendment to Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated March 17, 2024	8-K	001-41211	10.1	March 18, 2024
10.28†	Independent Contractor Agreement with Joshua Glover	10-Q	001-41211	10.3	May 29, 2024
10.29†	Amended and Restated Employment Agreement with Sean Desmond	10-Q	001-41211	10.4	May 29, 2024
10.30	Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated October 28, 2024	8-K	001-41211	10.1	October 30, 2024
10.31†	Amended and Restated Employment Agreement, Naudé	8-K	001-41211	10.1	December 19, 2024
10.32†	Amended and Restated Employment Agreement, Orenstein	8-K	001-41211	10.2	December 19, 2024
10.33†	Amended and Restated Employment Agreement, Desmond	8-K	001-41211	10.3	December 19, 2024
10.34†	Amended and Restated Employment Agreement, by and between nCino OpCo, Inc. and Sean Desmond, entered into and effective February 1, 2025	8-K	001-41211	10.1	February 3, 2025
10.35†	Letter Agreement, by and between nCino, Inc. and Pierre Naudé entered into February 1, 2025	8-K	001-41211	10.2	February 3, 2025
10.36	Cooperation Agreement, dated February 9, 2025, by and between nCino, Inc. and HMI Capital Management, L.P.	8-K	001-41211	10.1	February 10, 2025
19.1	nCino, Inc. Insider Trading Policy					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of subsidiaries of nCino, Inc.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	nCino, Inc. Policy on Recoupment of Incentive Compensation	10-K	001-41211	97.1	March 26, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Extension Definition					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.
†	Management contract, compensatory plan or arrangement.
++	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.
Item 16. Form 10–K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: April 1, 2025	By:	/s/ Sean Desmond
Sean Desmond
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2025	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Desmond	President and Chief Executive Officer	April 1, 2025
Sean Desmond	(Principal Executive Officer)

/s/ Gregory D. Orenstein	Chief Financial Officer & Treasurer	April 1, 2025
Gregory D. Orenstein	(Principal Financial Officer)

/s/ Jeanette Sellers	Vice President of Accounting	April 1, 2025
Jeanette Sellers	(Principal Accounting Officer)

/s/ Pierre Naudé	Executive Chairman of the Board	April 1, 2025
Pierre Naudé	(Executive Chairman of the Board)

/s/Steven Collins	Director	April 1, 2025
Steven Collins

/s/ Jon Doyle	Director	April 1, 2025
Jon Doyle

/s/ Jeffrey Horing	Director	April 1, 2025
Jeffrey Horing

/s/ Pam Kilday	Director	April 1, 2025
Pam Kilday

/s/ Spencer Lake	Director	April 1, 2025
Spencer Lake

/s/ William Ruh	Director	April 1, 2025
William Ruh

/s/ William Spruill	Director	April 1, 2025
William Spruill

/s/ Justin Nyweide	Director	April 1, 2025
Justin Nyweide