Form 10-Q
period 2025-04-30
nCino, Inc.
filed 2025-05-28
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,941,576 shares of common stock, net of treasury stock, $0.0005 par value per share, as of May 23, 2025.

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
As used in this report, the terms “nCino,” the “Company,” “we,” “us,” and “our” mean nCino, Inc. and its subsidiaries, unless the context indicates otherwise.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2025	April 30, 2025
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,254 and $2,577 at January 31, 2025 and April 30, 2025, respectively)	$120,928	$133,230
Accounts receivable, less allowances of $1,229 and $1,269 at January 31, 2025 and April 30, 2025, respectively	146,787	104,417
Costs capitalized to obtain revenue contracts, current portion, net	13,462	13,928
Prepaid expenses and other current assets	21,072	22,109
Total current assets	302,249	273,684
Property and equipment, net	74,953	77,293
Operating lease right-of-use assets, net	16,026	15,560
Costs capitalized to obtain revenue contracts, noncurrent, net	23,735	23,233
Goodwill	1,019,375	1,080,657
Intangible assets, net	154,571	161,316
Investments (related party $2,500 and $0 at January 31, 2025 and April 30, 2025, respectively)	9,294	7,262
Long-term prepaid expenses and other assets	10,178	11,937
Total assets	$1,610,381	$1,650,942
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$13,640	$15,101
Accrued expenses and other current liabilities	39,865	35,185
Deferred revenue, current portion	191,174	203,659
Financing obligations, current portion	1,680	1,729
Operating lease liabilities, current portion	5,153	5,068
Total current liabilities	251,512	260,742
Operating lease liabilities, noncurrent	12,819	12,338
Deferred income taxes, noncurrent	13,851	20,718
Deferred revenue, noncurrent	269	277
Revolving credit facility, noncurrent	166,000	208,500
Financing obligations, noncurrent	51,172	50,713
Other long-term liabilities	17,160	16,707
Total liabilities	512,783	569,995
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 2)	8,286	8,729
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding at January 31, 2025 and April 30, 2025	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized at January 31, 2025 and April 30, 2025; 115,996,852 and 117,069,731 shares issued; 115,996,852 and 115,240,618 outstanding at January 31, 2025 and April 30, 2025, respectively	58	59
Treasury stock, at cost; 0 and 1,829,113 shares at January 31, 2025 and April 30, 2025, respectively	—	(40,588)
Additional paid-in capital	1,474,413	1,490,590
Accumulated other comprehensive income	176	1,551
Accumulated deficit	(385,335)	(379,394)
Total stockholders’ equity	1,089,312	1,072,218
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,610,381	$1,650,942
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended April 30,
	2024	2025
Revenues
Subscription	$110,406	$125,588
Professional services and other	17,681	18,549
Total revenues	128,087	144,137
Cost of revenues
Subscription	31,780	36,125
Professional services and other	19,400	21,570
Total cost of revenues	51,180	57,695
Gross profit	76,907	86,442
Operating expenses
Sales and marketing	28,045	32,971
Research and development	29,981	33,341
General and administrative	22,544	21,643
Total operating expenses	80,570	87,955
Loss from operations	(3,663)	(1,513)
Non-operating income (expense)
Interest income	605	417
Interest expense	(1,477)	(4,450)
Other income (expense), net	(744)	16,097
Net income (loss) before income taxes	(5,279)	10,551
Income tax provision (benefit)	(2,982)	4,534
Net income (loss)	(2,297)	6,017
Net income (loss) attributable to redeemable non-controlling interest (Note 2)	(165)	76
Adjustment attributable to redeemable non-controlling interest (Note 2)	844	379
Net income (loss) attributable to nCino, Inc.	$(2,976)	$5,562
Net income (loss) per share attributable to nCino, Inc.:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05
Weighted average number of common shares outstanding:
Basic	114,197,068	114,781,654
Diluted	114,197,068	116,578,848
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2024	2025
Net income (loss)	$(2,297)	$6,017
Other comprehensive income (loss):
Foreign currency translation	(131)	1,358
Other comprehensive income (loss)	(131)	1,358
Comprehensive income (loss)	(2,428)	7,375
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	(165)	76
Foreign currency translation attributable to redeemable non-controlling interest	(7)	(17)
Comprehensive income (loss) attributable to redeemable non-controlling interest	(172)	59
Comprehensive income (loss) attributable to nCino, Inc.	$(2,256)	$7,316
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2024	113,684,299	$57	—	$—	$1,400,881	$996	$(352,758)	$1,049,176
Exercise of stock options	199,300	—	—	—	1,601	—	—	1,601
Stock issuance upon vesting of restricted stock units	456,288	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,200	—	—	16,200
Other comprehensive loss	—	—	—	—	—	(124)	—	(124)
Net income (loss) attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(844)	—	(2,132)	(2,976)
Balance, April 30, 2024	114,339,887	$57	—	$—	$1,417,838	$872	$(354,890)	$1,063,877

	Three Months Ended April 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2025	115,996,852	$58	—	$—	$1,474,413	$176	$(385,335)	$1,089,312
Exercise of stock options	172,446	—	—	—	748	—	—	748
Stock issuance upon vesting of restricted stock units	900,433	1	—	—	(1)	—	—	—
Common stock repurchases under share repurchase program	—	—	1,829,113	(40,588)	—	—	—	(40,588)
Stock-based compensation	—	—	—	—	15,809	—	—	15,809
Other comprehensive income	—	—	—	—	—	1,375	—	1,375
Net income (loss) attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(379)	—	5,941	5,562
Balance, April 30, 2025	117,069,731	$59	1,829,113	$(40,588)	$1,490,590	$1,551	$(379,394)	$1,072,218
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2024	2025
Cash flows from operating activities
Net income (loss) attributable to nCino, Inc.	$(2,976)	$5,562
Net income (loss) and adjustment attributable to redeemable non-controlling interest	679	455
Net income (loss)	(2,297)	6,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,290	10,705
Non-cash operating lease costs	1,615	1,161
Amortization of costs capitalized to obtain revenue contracts	2,741	3,591
Amortization of debt issuance costs	10	72
Stock-based compensation	16,205	15,814
Change in fair value of contingent consideration	—	200
Deferred income taxes	(3,441)	2,656
Provision for (recovery of) bad debt	(131)	202
Net foreign currency losses (gains)	756	(13,669)
Gains on investments	—	(1,652)
Loss on disposal of long-lived assets	—	73
Change in operating assets and liabilities:
Accounts receivable	37,464	45,717
Costs capitalized to obtain revenue contracts	(5,105)	(3,158)
Prepaid expenses and other assets	(2,092)	(1,542)
Accounts payable	3,812	480
Accrued expenses and other liabilities	(8,192)	(15,796)
Deferred revenue	6,175	5,245
Operating lease liabilities	(1,368)	(1,335)
Other long term liabilities	—	(461)
Net cash provided by operating activities	54,442	54,320
Cash flows from investing activities
Acquisition of business, net of cash acquired	(90,737)	(50,263)
Acquisition of assets	(150)	—
Purchases of property and equipment	(342)	(1,718)
Sale of investment	—	3,684
Net cash used in investing activities	(91,229)	(48,297)
Cash flows from financing activities
Repurchases of common stock	—	(40,588)
Proceeds from borrowings on revolving credit facility	75,000	102,500
Payments on revolving credit facility	(20,000)	(60,000)
Payments of debt issuance costs	(262)	—
Exercise of stock options	1,601	748
Principal payments on financing obligations	(359)	(410)
Net cash provided by financing activities	55,980	2,250
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,799)	4,040
Net increase in cash, cash equivalents, and restricted cash	17,394	12,313
Cash, cash equivalents, and restricted cash, beginning of period	117,444	121,267
Cash, cash equivalents, and restricted cash, end of period	$134,838	$133,580

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$129,481	$133,230
Restricted cash included in long-term prepaid expenses and other assets	5,357	350
Total cash, cash equivalents, and restricted cash, end of period	$134,838	$133,580

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2024	2025

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$862	$750
Cash paid for interest	$823	$4,145
Supplemental disclosure of noncash investing and financing activities
Fair value of contingent consideration in connection with business acquisition in accrued expenses and other current liabilities	$—	$8,100
Purchase of property and equipment, accrued but not paid	$—	$2,425
Measurement period adjustments relating to business acquisitions	$—	$1,353
Noncash consideration in connection with business acquisition for settlement of a preexisting contract	$—	$1,354
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Summary of Business and Significant Accounting Policies
Description of Business: nCino, Inc., together with its subsidiaries (collectively "the Company"), is a software-as-a-service ("SaaS") company that provides software solutions to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in North America, Europe, Asia Pacific and South Africa. Unless otherwise indicated or the context otherwise requires, references to "we," "us," "our," "nCino," and the "Company" refer to nCino, Inc. and its consolidated subsidiaries.
Fiscal Year End: The Company's fiscal year ends on January 31. References to fiscal year 2026, for example, refer to the fiscal year ended January 31, 2026.
Principles of Consolidation and Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and applicable rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 1, 2025. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2026 or any future period.
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity ("VIE"). nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investments, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements, except for cash which is reflected on the unaudited condensed consolidated balance sheets. See Note 2 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest.
Redeemable Non-Controlling Interest: Redeemable non-controlling interest relates to minority investors of nCino K.K. An agreement with the minority investors of nCino K.K. contains redemption features whereby the interest held by the minority investors are redeemable either at the option of the (i) minority investors, or (ii) the Company, both beginning on the eighth anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
earnings, additional paid-in-capital. These interests are presented on the unaudited condensed consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by the Company’s management are used for, but not limited to, revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, and stand-alone selling price; the average period of benefit associated with costs capitalized to obtain revenue contracts; fair value of assets acquired and liabilities assumed for business combinations; fair value of contingent consideration; the useful lives of intangible assets; income taxes and the related valuation allowance on deferred tax assets; redemption value of redeemable non-controlling interest; and stock-based compensation. The Company assesses these estimates on a regular basis using historical experience and other factors. Actual results could differ from these estimates.
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2025 and April 30, 2025. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2025, no individual customer represented more than 10% of accounts receivable and, as of April 30, 2025, one individual customer represented 11% of accounts receivable. For the three months ended April 30, 2024 and 2025, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards at January 31, 2025 and April 30, 2025. Restricted cash is included in long-term prepaid expenses and other assets and on the unaudited condensed consolidated balance sheets.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Three Months Ended April 30,
	2024	2025
Balance, beginning of period	$1,451	$1,229
Charged to (recovery of) bad debt expense	(131)	202
Charged to deferred revenue	—	20
Write-offs and other	(220)	(184)
Translation adjustments	—	2
Balance, end of period	$1,100	$1,269
Investments: The Company's investments are non-marketable equity investments without readily determinable fair value and for which the Company does not have control or significant influence. The investments are measured at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. The Company assesses at each reporting period if the investments continue to qualify for the measurement alternative. Gains or losses resulting from observable price changes are recognized currently in Other income (expense), net on the Company's unaudited condensed

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
consolidated statements of operations. The Company assesses the investments whenever events or changes in circumstances indicate that the carrying value of the investments may not be recoverable.
Foreign Currency: The functional currency of the Company's foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into United States ("U.S.") dollars are recorded as a separate component on the unaudited condensed consolidated statements of comprehensive loss recorded in foreign currency translation line item. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Foreign currency transaction gains and losses due to transactions denominated in a currency other than the functional currency are included in other income (expense), net in the unaudited condensed consolidated statements of operations and were $(0.8) million and $14.4 million for the three months ended April 30, 2024 and 2025, respectively, primarily related to remeasurement of various intercompany loans.
Recent Accounting Pronouncements Not Yet Adopted: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments to enhance existing income tax disclosure requirements, primarily related to the rate reconciliation and income taxes paid disclosures. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the ASU retrospectively. Early adoption is permitted. The Company expects to adopt 2023-09 in its consolidated financial statements for the fiscal year ended January 31, 2026. The adoption will require certain additional disclosures in the notes to the Company's consolidated financial statements.
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
Note 2. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company's ownership of 51%. As of April 30, 2025, the Company controls a majority of the outstanding common stock in nCino K.K.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended April 30,
	2024	2025
Balance, beginning of period	$3,428	$8,286
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(165)	76
Foreign currency translation	(7)	(17)
Adjustment to redeemable non-controlling interest	844	379
Stock-based compensation expense[1]	5	5
Balance, end of period	$4,105	$8,729
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2025 and April 30, 2025 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2025 and April 30, 2025 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,841	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	339	—	—
Total assets	$39,180	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of April 30, 2025
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$49,979	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	350	—	—
Total assets	$50,329	$—	$—
Liabilities:
Contingent consideration (included in accrued expenses and other current liabilities)	$—	$—	$8,300
Total liabilities	$—	$—	$8,300
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
The following table summarizes the change in fair value of the contingent consideration with significant unobservable inputs:

	Three Months Ended April 30,
	2024	2025
Balance, beginning of period	$—	$—
Contingent consideration in connection with business acquisition	—	8,100
Changes in fair value	—	200
Balance, end of period	$—	$8,300
The contingent consideration consists of the potential earn-out payment related to the Company's acquisition of Alphapack, Co. dba Sandbox Banking ("Sandbox Banking") on February 7, 2025 and has a maximum potential payment of up to $10.0 million. The fair value of the contingent consideration was determined using a probability weighted discounted cash flow model. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. This contingent liability was classified as Level 3 within the fair value hierarchy. Changes in fair values of contingent consideration are recognized in general and administrative expenses on the Company's unaudited condensed consolidated statement of operations.
The unobservable inputs used in the valuation as of April 30, 2025 included expected payment in fiscal 2026, a weighted average expected achievement percentage of 86.7%, and a discount rate of 6.7%.
There were no transfers between levels of the fair value hierarchy during the three months ended April 30, 2024 and 2025.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. Unrealized gains as a result of an observable price change were $0.0 million and $0.5 million for the three months ended April 30, 2024 and 2025, respectively. Cumulative unrealized gains were $0.7 million for investments accounted for under the measurement alternative as of April 30, 2025. There was no impairment recognized for the three months ended April 30, 2024 and 2025. Realized gains from the sale of an investment reflects the difference between the sales proceeds and the carrying value of the investment at the beginning of the period or the purchase date, if later. Realized gains were $0.0 million and $1.2 million for the three months ended April 30, 2024 and 2025, respectively. See Note 12 "Related-Party Transactions" for additional information on the sale of an investment.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 4. Revenues
Disaggregation of Revenue
Disaggregated revenues by source and geographic region were as follows:

	Three Months Ended April 30,
	2024	2025
United States
Subscriptions - non-mortgage	$72,991	$80,755
Subscriptions - mortgage	17,700	18,969
Professional services and other	11,550	12,826
Total United States	102,241	112,550
International
Subscriptions	19,715	25,864
Professional services and other	6,131	5,723
Total International	25,846	31,587
Total Revenue	$128,087	$144,137
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
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2025 and April 30, 2025:

	As of January 31, 2025	As of April 30, 2025
Trade accounts receivable	$122,394	$85,828
Unbilled accounts receivable	23,662	17,102
Allowance for doubtful accounts	(1,229)	(1,269)
Other accounts receivable	1,960	2,756
Total accounts receivable, net	$146,787	$104,417
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the three months ended April 30, 2025, $90.0 million of revenues were recognized out of the deferred revenue balance as of January 31, 2025.
Remaining performance obligations were $1.2 billion as of April 30, 2025. The Company expects to recognize approximately 69% of its remaining performance obligation as revenues in the next 24 months, approximately 26% more in the following 25 to 48 months, and the remainder thereafter.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31, 2025	As of April 30, 2025
Prepaid expenses	$19,729	$20,754
Other current assets	1,343	1,355
Prepaid expenses and other current assets	$21,072	$22,109
Property and equipment, net
Property and equipment, net consisted of the following:

	As of January 31, 2025	As of April 30, 2025
Furniture and fixtures	$11,712	$11,706
Computers and equipment	7,193	7,385
Buildings and land	56,379	56,379
Leasehold improvements	28,046	28,094
Construction in progress	627	4,147
	103,957	107,711
Less accumulated depreciation	(29,004)	(30,418)
	$74,953	$77,293
The Company recognized depreciation expense as follows:

	Three Months Ended April 30,
	2024	2025
Cost of subscription revenues	$121	$108
Cost of professional services and other revenues	342	345
Sales and marketing	342	310
Research and development	609	572
General and administrative	194	181
Total depreciation expense	$1,608	$1,516
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31, 2025	As of April 30, 2025
Contingent consideration liability	$—	$8,300
Accrued compensation and benefits	23,626	12,729
Accrued expenses	16,239	14,156
Accrued expenses and other current liabilities	$39,865	$35,185

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Business Combinations
DocFox, Inc. (“DocFox”)
On March 20, 2024 (the "DocFox Acquisition Date"), the Company acquired the outstanding equity interests of DocFox, which provides a solution to automate onboarding experiences for commercial and business banking. The Company acquired DocFox for its complementary product set, which helps simplify and automate the onboarding and account opening process. The Company has included the financial results of DocFox in the unaudited condensed consolidated statements of operations from the DocFox Acquisition Date. Including the $2.0 million in post combination expense referenced below, transaction costs associated with the DocFox acquisition were approximately $3.9 million and were recorded in general and administrative expenses.
The Company paid a total of $74.3 million in cash as of the DocFox Acquisition Date. Included in the total cash paid was $6.2 million for DocFox common stock options that were cash settled on the DocFox Acquisition Date. The $6.2 million fair value of the DocFox common stock options was allocated between consideration transferred and post combination expense in the amounts of $4.2 million and $2.0 million, respectively. As there was no future service requirement due to accelerated vesting of these options, the entire $2.0 million was recorded as transaction cost immediately following the acquisition and not in consideration transferred. The $2.0 million is included within general and administrative expenses. The estimated fair value of the consideration transferred was $72.4 million on the DocFox Acquisition Date.
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
The following table summarizes the final fair values of assets acquired and liabilities assumed as of the DocFox Acquisition Date:

Fair Value
Cash and cash equivalents	$1,400
Accounts receivable	1,898
Operating lease right-of-use assets, net	405
Other current and noncurrent assets	444
Intangible assets	24,600
Goodwill	56,302
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(3,495)
Deferred revenue, current and noncurrent	(3,505)
Operating lease liabilities, current and noncurrent	(405)
Deferred income taxes	(5,279)
Net assets acquired	$72,365
During the three months ended April 30, 2025, within the one year measurement period, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are now final. The Company recorded measurement period adjustments that included a $1.0 million adjustment to decrease goodwill for a $1.0 million deferred income tax adjustment.

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
Integrated Lending Technologies, LLC (“ILT”)
On April 1, 2024 (the "ILT Acquisition Date”), the Company acquired all outstanding membership interests of ILT, which provides consumer loan origination software that streamlines direct and indirect lending operations. The Company acquired ILT for its complementary products. The Company has included the financial results of ILT in the unaudited condensed consolidated statements of operations from the ILT Acquisition Date. Transaction costs associated with the ILT acquisition were approximately $0.9 million and were recorded in general and administrative expenses.
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
During the fiscal year ended January 31, 2025, within the one year measurement period, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are final.
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
Developed technology represents the fair value of ILT’s technology. Customer relationships represent the fair value of the underlying relationships with ILT’s customers. Trade name represents the fair value of ILT’s company name.
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
Artesian Solutions Limited ("FullCircl")
On November 5, 2024 (the "FullCircl Acquisition Date"), the Company acquired the outstanding equity interests of FullCircl, which provides an onboarding and customer lifecycle intelligence platform. The Company acquired FullCircl for its complementary products and believes this will provide greater value for new and existing customers. The Company has included the financial results of FullCircl in the unaudited condensed consolidated statements of operations from the FullCircl Acquisition Date. Transaction costs associated with the FullCircl acquisition were approximately $3.6 million and were recorded in general and administrative expenses.
The purchase consideration was $142.4 million, of which the Company paid a total of $129.2 million in cash at the FullCircl Acquisition Date. The purchase consideration includes a deferred payment of $15.0 million, with a present value of $13.2 million at the FullCircl Acquisition Date, relating to an indemnity holdback amount to be paid in 24 months following the FullCircl Acquisition Date which is included in other long-term liabilities on the unaudited condensed consolidated balance sheets.

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
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the FullCircl Acquisition Date:

Fair Value
Cash and cash equivalents	$3,182
Accounts receivable	1,814
Property and equipment, net	66
Operating lease right-of-use assets, net	198
Other current and noncurrent assets	211
Intangible assets	37,000
Goodwill	117,610
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(3,776)
Deferred revenue, current and noncurrent	(4,773)
Operating lease liabilities, current and noncurrent	(198)
Deferred income taxes	(8,925)
Net assets acquired	$142,409
During the three months ended April 30, 2025, the Company recorded measurement period adjustments that included a $0.3 million adjustment to decrease goodwill for a $0.3 million deferred income tax adjustment.
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
Sandbox Banking
On February 7, 2025 (the "Sandbox Acquisition Date"), the Company acquired the outstanding equity interests of Sandbox Banking, a digital transformation leader serving the financial services industry. The Company acquired Sandbox Banking to strengthen the Company's ability to enhance data connectivity. The Company has included the financial results of Sandbox Banking in the consolidated statements of operations from the Sandbox Acquisition Date. Transaction costs associated with the Sandbox Banking acquisition were approximately $1.4 million and were recorded in general and administrative expenses.
The Sandbox Acquisition Date estimated fair value of the consideration transferred is as follows:

Fair Value
Cash consideration (net of working capital adjustments)	$53,488
Noncash consideration for settlement of preexisting contract	1,354
Contingent consideration	8,100
$62,942
As of April 30, 2025, the cash consideration and working capital adjustments were finalized, resulting in final net cash consideration of $53.5 million after working capital adjustments of $0.5 million.
The preliminary purchase price also includes $8.1 million of contingent consideration whereby the Company may be required to pay up to $10.0 million subject to the achievement of certain targets over 18 months, subject to revision. Three earn-outs are payable based on achieving a certain increase in annual contract value, achieving connectivity between defined systems for certain customers and achieving defined development work. See Note 3 "Fair Value Measurements" for additional information on the fair value of the contingent consideration.
In addition, the Company issued 91,160 RSUs, in May 2025, with an approximate fair value of $2.1 million to certain employees of Sandbox Banking, which will vest over four years subject to such employees' continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and has been excluded from the purchase consideration.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The transaction was accounted for using the acquisition method and, as a result, tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the Sandbox Acquisition Date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is complete. The Company determined the acquisition date contract assets and liabilities in accordance with ASC 606.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the Sandbox Acquisition Date:

Fair Value
Cash and cash equivalents	$3,330
Accounts receivable	1,020
Other current and noncurrent assets	106
Intangible assets	13,400
Goodwill	53,830
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(774)
Deferred revenue, current and noncurrent	(4,950)
Deferred income taxes	(3,020)
Net assets acquired	$62,942
Due to the timing of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2026, but no later than one year from the Sandbox Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available, valuations are finalized and the tax returns for the pre-acquisition period are completed. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the review and valuation of intangible assets (including key assumptions, inputs and estimates), (ii) finalizing the Company's review of certain assets acquired and liabilities assumed, (iii) finalizing the evaluation and valuation of certain legal matters and/or loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, (iv) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities, including uncertain tax positions, and (v) finalizing the Company's review of the acquired contracts and related contract assets and liabilities. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
The following table sets forth the components of the preliminary fair value of identifiable intangible assets and their estimated useful lives over which the acquired intangible assets will be amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed as of the Sandbox Acquisition Date:

	Fair Value	Useful Life
Trade name	$400	1 year
Customer relationships	8,500	10 years
Developed technology	4,500	5 years
Total intangible assets subject to amortization	$13,400
Developed technology represents the preliminary fair value of Sandbox Banking's technology. Customer relationships represent the preliminary fair value of the underlying relationships with Sandbox Banking's customers. Trade names represent the preliminary fair value of Sandbox Banking’s company name. The Company continues to assess the rates

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships and trade name and customer attrition rate for customer relationships.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not expected to be deductible for tax.
The financial results of Sandbox Banking since the Sandbox Acquisition Date are included in the Company's unaudited condensed consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to Sandbox Banking as they did not have a material effect on the Company’s consolidated financial statements.
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2025	$1,019,375
Acquisitions	53,830
Measurement period adjustments	(1,353)
Translation adjustments	8,805
Balance, April 30, 2025	$1,080,657
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2025			As of April 30, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$97,029	$(49,819)	$47,210	$102,210	$(54,945)	$47,265
Customer relationships	139,315	(33,315)	106,000	149,743	(36,968)	112,775
Trademarks and trade name	1,461	(615)	846	1,941	(1,069)	872
Other	1,369	(854)	515	1,369	(965)	404
	$239,174	$(84,603)	$154,571	$255,263	$(93,947)	$161,316
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended April 30,
	2024	2025
Cost of subscription revenues	$4,118	$5,075
Cost of professional services and other revenues	82	82
Sales and marketing	2,482	4,032
Total amortization expense	$6,682	$9,189

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The expected future amortization expense for intangible assets as of April 30, 2025 is as follows:

Fiscal Year Ending January 31,
2026 (remaining)	$27,216
2027	33,994
2028	19,528
2029	19,428
2030	17,104
Thereafter	44,046
$161,316
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 8. Stockholders' Equity
Share Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock. The Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transaction, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing, and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions, as well as the Company's management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors.
The following table summarizes the share repurchase activity under the Company's share repurchase program (in thousands, except share and per share data):

	Three Months Ended April 30,
	2024	2025
Total number of shares repurchased	—	1,829,113
Average price per share(1)	$—	$22.17
Aggregate purchase price(1)	$—	$40,551
(1) Excludes transaction costs and excise tax associated with the repurchases, if any.
All repurchases were made in open market transactions.
As of April 30, 2025, the Company is authorized to repurchase a remaining $59.4 million of its common stock under the share repurchase program.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock Options
Stock option activity for the three months ended April 30, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2025	811,602	$7.22
Granted	—	—
Expired or forfeited	(1,627)	14.70
Exercised	(172,446)	4.26
Outstanding, April 30, 2025	637,529	$8.00
Exercisable, April 30, 2025	637,529	$8.00
Fully vested or expected to vest, April 30, 2025	637,529	$8.00
Restricted Stock Units
RSU activity during the three months ended April 30, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2025	6,105,459	$32.78
Granted	538,338	32.63
Vested	(900,433)	41.82
Forfeited	(345,761)	31.85
Nonvested, April 30, 2025	5,397,603	$31.31
As of April 30, 2025, total unrecognized compensation expense related to non-vested RSUs was $136.1 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.67 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the three months ended April 30, 2024 and 2025 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Three Months Ended April 30,
	2024	2025
Expected life (in years)	0.50	0.50
Expected volatility	38.70%	40.74%
Expected dividends	0.00%	0.00%
Risk-free interest rate	5.24%	4.25%

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended April 30,
	2024	2025
Cost of subscription revenues	$562	$664
Cost of professional services and other revenues	2,779	2,754
Sales and marketing	3,956	2,928
Research and development	4,226	4,115
General and administrative	4,682	5,353
Total stock-based compensation expense	$16,205	$15,814
Note 9. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through December 2033, some of which include options to extend for up to five years.
The components of lease expense were as follows:

	Three Months Ended April 30,
	2024	2025
Operating lease expense	$1,334	$1,410
Variable lease expense	623	642
Short-term lease expense	90	52
Sublease income	$—	$(87)
Total lease expense	$2,047	$2,017
Supplemental cash flow information related to operating leases were as follows:

	Three Months Ended April 30,
	2024	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,087	$1,584
Operating right-of-use assets obtained in exchange for operating lease liabilities	705	—
Operating right-of-use assets and operating lease liabilities disposed of	1,947	—
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of April 30, 2025 were 5.83 years and 6.9%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of April 30, 2025 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2026 (remaining)	$4,345
2027	4,990
2028	3,286
2029	1,792
2030	428
Thereafter	6,328
Total lease liabilities	21,169
Less: imputed interest	(3,763)
Total lease obligations	17,406
Less: current obligations	(5,068)
Long-term lease obligations	$12,338
Note 10. Revolving Credit Facility
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
The 2024 Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenants require the Company and its subsidiaries on a consolidated basis to maintain (i) a Consolidated Total Leverage Ratio not in excess of 4.00:1.00 as of the end of any fiscal quarter, and (ii) a Consolidated Interest Coverage Ratio not less than 3.00:1.00 as of the end of any fiscal quarter, in each case, commencing with the fiscal quarter ending January 31, 2025.
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
As of January 31, 2025 and April 30, 2025, unamortized debt issuance costs were $1.4 million and $1.3 million, respectively, and are included in long-term prepaid expenses and other assets.
The Company had $166.0 million and $208.5 million outstanding and no letters of credit issued under the 2024 Credit Facility and was in compliance with all covenants as of January 31, 2025 and April 30, 2025, respectively. As of April 30, 2025, the applicable interest rate was 6.32%. The available borrowing capacity under the 2024 Credit Facility was $41.5 million as of April 30, 2025.
Note 11. Commitments and Contingencies
In addition to the operating lease commitments described in Note 9 "Leases", the Company has additional contractual commitments as described further below.
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of April 30, 2025 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2026 (remaining)	$62,191	$3,491
2027	80,721	3,958
2028	74,166	—
2029	—	—
2030	—	—
Thereafter	—	—
Total	$217,078	$7,449
Residual financing obligations and assets		49,617
Less: amount representing interest		(4,624)
Financing obligations		$52,442
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of April 30, 2025 was 5.7%.
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
Legal Proceedings
From time to time, the Company is involved in legal proceedings or is subject to claims arising in the ordinary course of business. In the opinion of management of the Company, however, there are no proceedings or claims pending against the Company that we believe are likely to have a material adverse effect on the Company.
Other Commitments and Contingencies
The Company may be subject to audits related to its non-income taxes by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company accrues for any assessments if deemed probable and estimable.
Note 12. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, and is included in investments on the Company's unaudited condensed consolidated balance sheets for $2.5 million and $0.0 million as of January 31, 2025 and April 30, 2025, respectively. The investment was considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, owned greater than ten percent of Zest AI.
During the first quarter of fiscal year 2026, we sold all our shares in Zest AI and recorded a realized gain of $1.2 million. At the time of this transaction, Zest AI was no longer considered a related party.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 13. Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period, net of treasury stock. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
The components of basic and diluted net income (loss) per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2024	2025
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to nCino, Inc.	$(2,976)	$5,562
Denominator
Weighted-average common shares outstanding, basic	114,197,068	114,781,654
Basic net income (loss) per share attributable to nCino, Inc.	$(0.03)	$0.05

	Three Months Ended April 30,
	2024	2025
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to nCino, Inc.	$(2,976)	$5,562
Denominator
Weighted-average common shares outstanding, basic	114,197,068	114,781,654
Effect of diluted stock options, unvested RSUs, and shares of common stock issuable under the ESPP	—	1,797,194
Weighted-average commons shares outstanding, diluted	114,197,068	116,578,848
Diluted net income (loss) per share attributable to nCino, Inc.	$(0.03)	$0.05
The following potential outstanding common stock were excluded from the diluted net income (loss) per share computation because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2024	2025
Stock options issued and outstanding	1,012,404	—
Nonvested RSUs issued and outstanding	7,054,446	2,408,572
Shares issuable pursuant to the ESPP	106,134	—
Note 14. Segment Information
The Company's chief operating decision maker ("CODM") is the Company's Chief Executive Officer, who reviews financial information on a consolidated basis. The Company brings together people and data to enable financial institutions to enhance strategic decision-making, risk management, and customer satisfaction through the selection of intelligent solutions provided by the nCino Platform as a SaaS company. As such, the Company has one operating and reportable segment. The CODM uses consolidated net income (loss) in deciding how to make operating decisions, allocate resources, and assess performance.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table presents selected financial information that is provided to our CODM:

	Three Months Ended April 30,
	2024	2025
Revenues	$128,087	$144,137
Less:
Adjusted cost of revenues(1)	43,639	49,120
Adjusted sales and marketing expense(1)	21,607	25,676
Adjusted research and development expense(1)	25,755	29,136
Adjusted general and administrative expense(1)	12,641	15,375
Interest income	(605)	(417)
Interest expense	1,477	4,450
Other (income) expense, net(2)	(100)	(1,797)
Other segment items(3)	28,952	12,043
Income tax provision (benefit)	(2,982)	4,534
Net income (loss)	$(2,297)	$6,017
(1) Cost of revenue, sales and marketing expense, research and development expense, and general and administrative expense in the consolidated statements of operations, adjusted to exclude amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, certain litigation expenses, and restructuring and related charges, if any.
(2) Beginning in the first quarter of fiscal 2026, other (income) expense, net in the consolidated statements of operations, adjusted to exclude intercompany foreign currency exchange gains or losses from the remeasurement of intercompany loans and transaction that are denominated in currencies other than the underlying functional currency of the applicable entity. Prior period amounts recast to conform to the current presentation.
(3) Other segment items are the adjustments described in the notes above.
Revenues by geographic region were as follows:

	Three Months Ended April 30,
	2024	2025
United States	$102,241	$112,550
United Kingdom	12,782	17,923
Other	13,064	13,664
	$128,087	$144,137
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. For the three months ended April 30, 2025, no other country represented 10% or more of total revenues for the periods presented.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Long-lived assets, which consist of property and equipment, net and operating ROU assets, net by geographic region were as follows:

	As of January 31, 2025	As of April 30, 2025

United States	$79,115	$77,464
United Kingdom	9,760	13,540
Other	2,104	1,849
	$90,979	$92,853
Note 15. Subsequent Events
RSU Issuance
On May 1, 2025, the Company granted 2,644,929 RSUs to the Company's employees, including executive officers as part of its ordinary course annual compensation process. The Company expects to recognize stock-based compensation expense of $60.5 million related to the RSUs over a weighted average period of 4 years.
Restructuring Plan
On May 27, 2025, the Company announced a workforce reduction of approximately seven percent (7%) and office space reductions in certain markets (collectively, the “Plan”) in furtherance of its efforts to improve operational efficiencies. Communications to impacted employees and actions associated with the office space reductions will be substantially completed by the end of the second quarter of the Company’s fiscal 2026.
The Company expects to incur charges in the second quarter of fiscal 2026 of approximately $7.5 to $9.0 million, inclusive of $1.0 million of estimated non-cash charges, primarily for asset disposals in connection with the Plan. Cash payments consisting of severance and related benefit costs for terminated employees as well as lease exit fees are expected to be substantially complete in the second quarter of fiscal 2026.
The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated in connection with the implementation of the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on April 1, 2025. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to "fiscal 2026" refer to the fiscal year ended January 31, 2026.
Overview
As employees at financial institutions do their daily work and serve their clients, they often face inefficiencies from disparate systems, broken workflows, manual processes, and the inability to harness and utilize data effectively. This negatively impacts risk management, decision making, and the experiences of bankers and their clients.
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
From managing complex credit portfolios to streamlining account onboarding and originating loans, nCino helps FIs of all sizes globally deliver faster, intelligent, and more connected experiences. With the nCino Platform, FIs can:
•embrace the power of intelligent automation and uncover data-drive insights,
•improve efficiency,
•elevate employee and customer experience, and
•manage risk and help ensure compliance more effectively.
nCino was originally founded in a bank to improve that institution’s operations and client service. After realizing that virtually all banks and credit unions are dealing with the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce that made it difficult to maintain relevancy in their clients' lives— nCino was spun out as a separate company in late 2011 to help more institutions solve these challenges using cloud-based technology.
We initially focused on developing the nCino Platform to transform commercial and small business lending for community and regional banks in the U.S. We scaled the platform to enterprise banks in the U.S. in 2014, and then internationally in 2017. We have subsequently expanded across North America, Europe, the Middle East, Japan and Asia-Pacific ("APAC").
nCino's approach to market expansion includes strategically building products and acquiring technology to continue to fulfill a platform vision. Over the years, we built and enhanced products internally to ensure innovation and seamless integration across key solution lines of commercial, small business, and consumer banking. Through the strategic acquisitions of SimpleNexus, DocFox, FullCircl, ILT, Visible Equity, FinSuite and most recently, Sandbox Banking, we significantly augmented nCino's Platform capabilities for mortgage lending, onboarding, account opening, indirect auto lending, and advanced analytics and AI. This approach has allowed us to create a unified platform of best-in-class intelligent solutions, enabling FIs to replace multiple legacy systems, connect their operations, and streamline workflows and processes across various business lines to achieve desired impact and process improvement.

We generally offer the nCino Platform on a subscription basis pursuant to non-cancellable multi-year contracts that are typically three to five years in duration. nCino has evolved from being a single product workflow solution to offering a platform of best-in-class, intelligent solutions. Our new Intelligent Solution Framework pricing model helps ensure the value-based positioning and pricing of our products and creates an opportunity to embed intelligence into all our solutions. Starting in fiscal 2025, by moving away from a seat-based pricing model to pricing directly correlated to the FI's assets, transaction or processing volumes, we began to more directly align our revenues to the usefulness the nCino Platform provides as nCino creates efficiencies for our customers.
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of April 30, 2025, we had 191 sales and sales support personnel in the U.S. and 123 sales and support personnel in offices outside the U.S.
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
Current Events
Effective February 1, 2025, Pierre Naudé retired as the Company's Chairman and Chief Executive Officer and Sean Desmond was appointed to succeed Mr. Naudé as the Company's new President and Chief Executive Officer and as a member of the Company's Board of Directors. On the same date, Mr. Naudé was appointed Executive Chairman of the Board.
On February 7, 2025, (the "Sandbox Acquisition Date) we acquired Alphapack, Co. dba Sandbox Banking ("Sandbox Banking"), a digital transformation leader serving the financial services industry, for an aggregate purchase price of $62.9 million, inclusive of an additional earn-out opportunity of up to $10.0 million. This acquisition strengthens our ability to enhance data connectivity and streamline operations for banks and credit unions through an industry-leading Integration Platform as a Service (iPaaS) solution for a more intelligent and harmonious technology platform. See Note 6 "Business Combinations" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock. During the three months ended April 30, we repurchased 1.8 million shares of our outstanding common stock for $40.6 million, excluding transaction costs and excise tax associated with the repurchases, if any. As of April 30, 2025, $59.4 million remained available for future repurchases under the share repurchase program. See Note 8 "Stockholders' Equity" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We funded the purchase of Sandbox Banking and our share repurchases primarily through borrowings under our credit facility.
For the three months ended April 30, 2024 and 2025, our total revenues were $128.1 million and $144.1 million, respectively, representing a 12.5% increase. For the three months ended April 30, 2024 and 2025, our subscription revenues were $110.4 million and $125.6 million, respectively, representing a 13.8% increase. Our total subscriptions revenues include an aggregate of $7.4 million from DocFox, ILT, FullCircl and Sandbox Banking for the three months ended April 30, 2025. We recorded net income attributable to nCino, Inc. of $5.6 million for the three months ended April 30, 2025, compared to a net (loss) attributable to nCino, Inc. of $(3.0) million for the three months ended April 30, 2024. We have included the financial results of Sandbox Banking in the unaudited condensed consolidated financial statements from the Sandbox Acquisition Date. For fiscal 2026, our financial results also include the operating results of our fiscal 2025 acquisitions of DocFox, ILT, and FullCircl from their acquisition dates of March 20, 2024, April 1, 2024, and November 5, 2024, respectively.
On May 27, 2025, the Company announced a workforce reduction of approximately seven percent (7%) and office space reductions in certain markets. See Note 15 "Subsequent Events" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.

Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. Our ability to successfully implement our new asset-based pricing model that formally started in fiscal 2025 will also be a key driver. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 21.9% of total revenues for the three months ended April 30, 2025. For new customers, our sales cycles are typically lengthy, generally ranging from 6 to 9 months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
Mix of Subscription and Professional Services Revenues. The initial deployment of our solutions by our customers requires a period of implementation and configuration services that typically average less than six months, but may extend beyond twelve months, depending on scope. As a result, during the initial go-live period for a customer on the nCino Platform, professional services revenues generally make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues, we expect subscription revenues will continue to make up an increasing proportion of our total revenues.
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
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing our solutions and maintenance and support services that we generally offer under non-cancellable multi-year contracts, which are typically three to five years in length. Specifically, we offer:
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
•Through our U.S. mortgage business, a digital homeownership solution uniting people, systems, and stages of the mortgage process into a seamless end-to-end journey for which we generally charge on a per seat or anticipated lending volume basis.
•Maintenance and support services as well as internal-use or “sandbox” development licenses, for which we generally charge as a percentage of the related subscription fees.

Our subscription revenues are generally recognized ratably over the term of the contract beginning upon activation. For new customers, we typically activate all seats at inception of the agreement with stated price increases. In these arrangements, the aggregate license fees over the contract term are recognized as revenue in equal amounts annually over the term. We may also activate a portion of seats at inception of the agreement, with the balance of seats activated at contractually specified points in time thereafter. Both approaches pattern our invoicing after the customer’s expected rate of implementation and adoption. Where seats are activated in stages, we charge subscription fees from the date of activation through the anniversary of the initial activation date, and annually thereafter. Subscription fees are generally billed annually in advance while subscription fees for U.S. mortgage are generally billed monthly. Maintenance and support fees, as well as development licenses, are provided over the same periods as the related subscriptions, so fees are invoiced and revenues are recognized over the same periods. Subscription fees invoiced are recorded as deferred revenue pending recognition as revenues. In certain cases, we are authorized to resell access to Salesforce’s CRM solution along with the nCino Platform. When we resell such access, we charge a higher subscription price and remit a higher subscription fee to Salesforce for these subscriptions.
Professional Services and Other Revenues. Professional services and other revenues consist of fees for implementation and configuration assistance, training, and advisory services. For enterprise and larger regional FIs, we generally work with SI partners to provide the majority of implementation services for the nCino Platform, for which these SI partners bill our customers directly. We have historically delivered professional services ourselves for community banks, smaller credit unions, and our U.S. mortgage business. Revenues for implementation, training, and advisory services are generally recognized on a proportional performance basis, based on labor hours incurred relative to total budgeted hours. To date, our losses on professional services contracts have not been material. During the initial go-live period for a customer on the nCino Platform, professional services revenues generally make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect to see subscription revenues make up an increasing proportion of our total revenues.
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs. We capitalize incremental costs incurred to obtain contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately four years. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows, other event expenses, amortization of intangible assets, and allocated overhead. We expect sales and marketing expenses to increase as a percentage of revenues as we expand more into credit unions in the U.S. and on the European continent.
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
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, changes in fair value of contingent consideration, and allocated overhead, as well as acquisition-related expenses, such as legal and other professional services fees. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
Non-Operating Income (Expense)
Interest Income. Interest income consists primarily of interest earned on our cash and cash equivalents.
Interest Expense. Interest expense consists primarily of interest related to our financing obligations along with interest expense on borrowings, commitment fees, and amortization of debt issuance costs associated with our secured revolving credit facility.
Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency gains and losses, the majority of which is due to the remeasurement of intercompany loans that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision (Benefit). Income tax provision (benefit) consists of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three months ended April 30, 2024 and 2025 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended April 30,
	2024	2025[1]
($ in thousands)
Revenues:
Subscription revenues	$110,406	$125,588
Professional services and other revenues	17,681	18,549
Total revenues	128,087	144,137
Cost of revenues:
Cost of subscription revenues	31,780	36,125
Cost of professional services and other revenues	19,400	21,570
Total cost of revenues	51,180	57,695
Gross profit	76,907	86,442
Operating expenses:
Sales and marketing	28,045	32,971
Research and development	29,981	33,341
General and administrative	22,544	21,643
Total operating expenses	80,570	87,955
Loss from operations	(3,663)	(1,513)
Non-operating income (expense):
Interest income	605	417
Interest expense	(1,477)	(4,450)
Other income (expense), net	(744)	16,097
Net income (loss) before income taxes	(5,279)	10,551
Income tax provision (benefit)	(2,982)	4,534
Net income (loss)	(2,297)	6,017
Net income (loss) attributable to redeemable non-controlling interest	(165)	76
Adjustment attributable to redeemable non-controlling interest	844	379
Net income (loss) attributable to nCino, Inc.	$(2,976)	$5,562
1Includes the operating results of DocFox, ILT, FullCircl and Sandbox Banking from the DocFox Acquisition Date, the ILT Acquisition Date, FullCircl Acquisition Date and the Sandbox Acquisition Date, respectively, see Note 6 "Business Combinations" of the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The Company recognized stock-based compensation expense as follows:

	Three Months Ended April 30,
($ in thousands)	2024	2025
Cost of subscription revenues	$562	$664
Cost of professional services and other revenues	2,779	2,754
Sales and marketing	3,956	2,928
Research and development	4,226	4,115
General and administrative	4,682	5,353
Total stock-based compensation expense	$16,205	$15,814
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended April 30,
($ in thousands)	2024	2025
Cost of subscription revenues	$4,118	$5,075
Cost of professional services and other revenues	82	82
Sales and marketing	2,482	4,032
Total amortization expense	$6,682	$9,189

	Three Months Ended April 30,
	2024	2025
Revenues:
Subscription revenues	86.2%	87.1%
Professional services and other revenues	13.8	12.9
Total revenues	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	28.8	28.8
Cost of professional services and other revenues	109.7	116.3
Total cost of revenues	40.0	40.0
Gross profit	60.0	60.0
Operating expenses:
Sales and marketing	21.9	22.9
Research and development	23.4	23.1
General and administrative	17.6	15.0
Total operating expenses	62.9	61.0
Loss from operations	(2.9)	(1.0)
Non-operating income (expense):
Interest income	0.5	0.3
Interest expense	(1.2)	(3.1)
Other income (expense), net	(0.6)	11.2
Net income (loss) before income taxes	(4.2)	7.4
Income tax provision (benefit)	(2.3)	3.1
Net income (loss)	(1.9)%	4.3%

Comparison of the Three Months Ended April 30, 2024 and 2025
Revenues

	Three Months Ended April 30,
($ in thousands)	2024		2025
Revenues:
Subscription revenues	$110,406	86.2%	$125,588	87.1%
Professional services and other revenues	17,681	13.8	18,549	12.9
Total revenues	$128,087	100.0%	$144,137	100.0%
Subscription Revenues
Subscription revenues increased $15.2 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 53.0% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended April 30, 2024 and 47.0% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions. Subscription revenues were 87.1% of total revenues for the three months ended April 30, 2025 compared to 86.2% of total revenues for the three months ended April 30, 2024, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues increased $0.9 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
($ in thousands)	2024		2025
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$31,780	28.8%	$36,125	28.8%
Cost of professional services and other revenues	19,400	109.7	21,570	116.3
Total cost of revenues	$51,180	40.0	$57,695	40.0
Gross profit	$76,907	60.0%	$86,442	60.0%
Cost of Subscription Revenues
Cost of subscription revenues increased $4.3 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, generating a gross margin for subscription revenues of 71.2% for the three months ended April 30, 2024 and 2025. The increase was driven primarily by a $3.1 million increase in other data costs, as well as a $0.9 million increase in amortization expense related to acquired intangible assets. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Platform grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $2.2 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, generating a gross margin for professional services and other revenues of (16.3)% compared to a gross margin of (9.7)% for the three months ended April 30, 2024. For the three months ended April 30, 2025, personnel costs increased $1.6 million for professional services compared to the three months ended April 30, 2024, mainly from an increase in headcount, primarily due to acquisitions. The increase in cost of professional services and other revenues also included a $0.4 million increase for third-party costs of professional services.
Operating Expenses

	Three Months Ended April 30,
($ in thousands)	2024		2025
Operating expenses:
Sales and marketing	$28,045	21.9%	$32,971	22.9%
Research and development	29,981	23.4	33,341	23.1
General and administrative	22,544	17.6	21,643	15.0
Total operating expenses	80,570	62.9	87,955	61.0
Loss from operations	$(3,663)	(2.9)%	$(1,513)	(1.0)%
Sales and Marketing
Sales and marketing expenses increased $4.9 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily attributable to an increase of $2.2 million in personnel costs driven by an increase in headcount, offset by a decrease of $1.0 million in stock-based compensation expense. The increase in sales and marketing also included an increase of $1.7 million in allocated overhead, mostly attributable to a $1.6 million increase in amortization expenses for acquired intangible assets. The increase in sales and marketing expenses also included an increase of $1.0 million in marketing costs.
Our sales and marketing headcount increased by 37 from April 30, 2024 to April 30, 2025, primarily due to acquisitions. We expect sales and marketing expenses will increase as a percentage of revenues as we expand more into credit unions in the U.S. and on the European continent.
Research and Development
Research and development expenses increased $3.4 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to an increase of $2.7 million in personnel costs, mainly from an increase in headcount.
Our research and development headcount increased by 52 from April 30, 2024 to April 30, 2025, primarily due to acquisitions. We expect research and development expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative
General and administrative expenses decreased $0.9 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to a decrease of $3.1 million in third-party professional fees, mostly attributable to a decrease in acquisition-related expenses and a decrease in other professional fees. The decrease in general and administrative spend was partially offset by an increase of $1.5 million in personnel costs, mostly attributable to a $0.7 million increase in stock-based compensation expense and headcount. The decrease in general and administrative expenses was also partially offset by an increase of $0.6 million in allocated overhead and other general and administrative costs.
Our general and administrative headcount increased by 9 from April 30, 2024 to April 30, 2025, primarily due to acquisitions. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.

Non-Operating Income (Expense)

	Three Months Ended April 30,
($ in thousands)	2024		2025
Interest income	$605	0.5%	$417	0.3%
Interest expense	(1,477)	(1.2)	(4,450)	(3.1)
Other income (expense), net	(744)	(0.6)	16,097	11.2
Interest income decreased $0.2 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, due to balance and rate fluctuations of our accounts earning interest. Interest expense increased $3.0 million for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to borrowings on our revolving credit facility. The increase of $16.8 million in other income (expense), net for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, was primarily driven by remeasurement of intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision (Benefit)

	Three Months Ended April 30,
($ in thousands)	2024		2025
Income tax provision (benefit)	$(2,982)	(2.3)%	$4,534	3.1%
Income tax benefit was $3.0 million for the three months ended April 30, 2024 compared to a provision for $4.5 million for the three months ended April 30, 2025, and resulted in an effective tax rate of 56.5% and 43.0%, respectively. The change in the effective tax rate for the three months ended April 30, 2025 compared to the effective tax rate for the three months ended April 30, 2024 was primarily due to a reduction of our valuation allowance and profitable foreign jurisdictions.
We continue to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgement and the use of estimates. Through acquisitions, the Company recorded a net U.S. deferred tax liability mostly related to identifiable intangible assets. The deferred tax liability recognized provides additional positive evidence that a portion of the Company's U.S. deferred tax are realizable. As a result, the Company reduced the historical valuation allowance in the U.S. by $2.0 million during the three months ended April 30, 2025.
Non-GAAP Financial Measure
In addition to providing financial measurements based on GAAP, we provide non-GAAP operating income as an additional financial metric that is not prepared in accordance with GAAP (non-GAAP). Our calculation of non-GAAP operating income is described below. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, and to evaluate our financial performance. We believe that this non-GAAP financial measure helps us to identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of the non-GAAP financial measure.
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
Non-GAAP operating income. Non-GAAP operating income is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the following items:
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
Acquisition Related Expenses. nCino excludes expenses related to acquisitions as they limit comparability of operating results with prior periods. Acquisition-related expenses, include but are not limited to, costs incurred from third-party professional services firms in connection with business combination, change in fair value of contingent consideration, and one-time integration activities. We believe these costs are non-recurring in nature and outside the ordinary course of business.
Litigation Expenses. nCino excludes fees and expenses related to certain litigation expenses incurred from legal matters outside the ordinary course of our business as we believe their exclusion from non-GAAP operating expenses will facilitate a more meaningful explanation of operating results and comparisons with prior period results.
Restructuring Costs. nCino excludes costs incurred related to bespoke restructuring plans and other one-time costs, if any, that are fundamentally different in strategic nature and frequency from ongoing initiatives. We believe excluding these costs facilitates a more consistent comparison of operating performance over time.
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
The following table reconciles non-GAAP operating income to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended April 30,
($ in thousands)	2024	2025
GAAP loss from operations	$(3,663)	$(1,513)
Adjustments
Amortization of intangible assets	6,682	9,189
Stock-based compensation expense	16,205	15,814
Acquisition-related expenses	5,040	1,340
Litigation expenses[1]	181	—
Total adjustments	28,108	26,343
Non-GAAP operating income	$24,445	$24,830
1Represents legal expenses related to a closed government antitrust investigation and related settled civil action and a dismissed shareholder derivative lawsuit.

Liquidity and Capital Resources
As of April 30, 2025, we had $133.2 million in cash and cash equivalents and an accumulated deficit of $379.4 million. Our net losses have been driven by our investments in developing the nCino Platform and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
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
As of April 30, 2025, the Company had $208.5 million outstanding and no letters of credit issued under the credit facility, was in compliance with all covenants, and had borrowing availability of $41.5 million. During the three months ended April 30, 2025, the Company had net borrowings of $42.5 million to fund the Sandbox Banking acquisition and repurchase shares of the Company's common stock. As of April 30, 2025, the applicable interest rate was 6.32%. See Note 10 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We believe that current cash and cash equivalents as well as borrowings available under the Credit Facility will be sufficient to fund our operations, capital requirements, and share repurchases for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Platform and introduce new solutions, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, and any potential future acquisitions. We expect to incur capital expenditures for planned office build-outs to accommodate our growth, primarily for an international office, which we estimate to spend approximately $3.9 million in the remainder of fiscal 2026. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
Share Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock. The volume, price, timing, and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions, as well as the Company's management of capital, general business conditions, other investment opportunities regulatory requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors. During the three months ended April 30, 2025, we repurchased 1.8 million shares of our outstanding common stock for $40.6 million, excluding transaction costs and excise tax associated with the repurchases, if any. As of April 30, 2025, $59.4 million remained available for future repurchases under the share repurchase program. See Note 8 "Stockholders' Equity" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2025 and April 30, 2025, the redeemable non-controlling interest was $8.3 million and $8.7 million, respectively.
As part of our joint venture obligations, we made an additional cash capital contribution of $1.0 million to nCino K.K. during the third quarter of fiscal 2024.

Cash Flows
Summary Cash Flow information for the three months ended April 30, 2024 and 2025 are set forth below:

	Three Months Ended April 30,
($ in thousands)	2024	2025
Net cash provided by operating activities	$54,442	$54,320
Net cash used in investing activities	(91,229)	(48,297)
Net cash provided by financing activities	55,980	2,250
Net Cash Provided by Operating Activities
The $54.3 million provided by operating activities in the three months ended April 30, 2025 reflects our net income of $6.0 million, $19.1 million in net non-cash charges and $29.2 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, deferred income taxes, non-cash operating lease costs, provision for bad debt, and change in fair value of contingent consideration, partially offset by deferred income taxes and foreign currency gains related to remeasurement of intercompany loans and transactions and gains on investments. Cash generated by working capital accounts was principally a function of a $45.7 million decrease in accounts receivable due to the timing of billings and collections from customers, $5.2 million increase in deferred revenue due to the timing of billings and revenue recognition, and a $0.5 million increase in accounts payable. The cash generated by working capital accounts was partially offset by a $15.8 million decrease in accrued expenses and other liabilities primarily due to the payout of bonuses and commission, an increase of $3.2 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, and a $1.5 million increase in prepaid expenses and other assets and a $1.3 million decrease in operating lease liabilities.
The $54.4 million provided by operating activities in the three months ended April 30, 2024 reflects our net loss of $2.3 million, offset by $30.7 million generated by changes in working capital accounts and $26.0 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, deferred income taxes, non-cash operating lease costs, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to remeasurement of intercompany loans and transactions, and recovery of bad debt. Cash generated by working capital accounts was principally a function of a $37.5 million decrease in accounts receivable due to timing of billings and collections from customers, a $6.2 million increase in deferred revenue, due to the timing of billings and revenue recognition and a $3.8 million increase in accounts payable which includes acquisition related expenses. The cash generated by working capital accounts was partially offset by a $8.2 million decrease in accrued expenses and other current liabilities primarily due to the payout of bonuses and commissions, $5.1 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.1 million increase in prepaid expenses and other assets, and a $1.4 million decrease in operating lease liabilities.
Net Cash Used in Investing Activities
The $48.3 million used in investing activities in the three months ended April 30, 2025 was comprised of $50.3 million used for the acquisition of Sandbox, $1.7 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business. The cash used in investing activities was partially offset by proceeds from the sale of an investment of $3.7 million. The $91.2 million used in investing activities in the three months ended April 30, 2024 was comprised of $90.7 million used for the acquisition of DocFox and ILT, $0.3 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $0.2 million for an asset acquisition.
Net Cash Provided by Financing Activities
The $2.3 million provided by financing activities in the three months ended April 30, 2025 was comprised principally of $102.5 million proceeds from borrowings on our credit facility, to fund the acquisition of Sandbox Banking and to make repurchases of our common stock under the stock repurchase program, and $0.7 million of proceeds from the exercise of stock options. The cash provided by financing activities was offset by payments of $60.0 million on our credit facility, repurchases of our common stock of $40.6 million, and principal payments of $0.4 million on financing obligations. The $56.0 million provided by financing activities in the three months ended April 30, 2024 was comprised principally of payments of $75.0 million proceeds from borrowings on our credit facility to fund the acquisition of DocFox and $1.6 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially offset by payments of $20.0 million on the credit facility, principal payments of $0.4 million on financing obligations, and payments of debt issuance costs of $0.3 million.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes, acquisition liabilities, and the Credit Facility. See Note 6 "Business Combinations," "Note 9 "Leases," Note 10 "Revolving Credit Facility," and Note 11 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on April 1, 2025.
Recent Accounting Pronouncements
See Note 1 "Summary of Business and Significant Accounting Policies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, if applicable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At April 30, 2025, we had cash, cash equivalents and restricted cash of $133.6 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our 2024 Credit Facility is a senior secured revolving credit facility of up to $250.0 million. Borrowings bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step ups based on certain leverage ratios. As a result, we are exposed to increased interest rate risk as we make draws. At April 30, 2025, we had $208.5 million outstanding under the 2024 Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 10 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
At April 30, 2025, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $7.2 million on our cash, cash equivalents and restricted cash at April 30, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at April 30, 2025, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at April 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may become involved in various litigation matters and be subject to claims that arise in the ordinary course of business. For information regarding legal proceedings, see Note 11 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
There are no material changes to the risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on April 1, 2025 under the heading "Risk Factors." You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operation. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended April 30, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2025 to February 28, 2025	—	$—	—	$—
March 1, 2025 to March 31, 2025	—	$—	—	$—
April 1, 2025 to April 30, 2025	1,829,113	$22.17	1,829,113	$59,449
Total	1,829,113		1,829,113
(1) In March 2025, our Board of Directors authorized, and on April 1, 2025, the Company publicly announced, a stock repurchase program of up to $100.0 million of our outstanding common stock. The Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transaction, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing, and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions, as well as the Company's management of capital, general business conditions, other investment opportunities regulatory requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors.
(2) The average price per share excludes transaction costs and excise tax associated with the repurchases, if any.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended April 30, 2025, the following Section 16 officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On April 2, 2025, Sean Desmond, President and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 153,123 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On April 11, 2025, William Ruh, Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 185,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 15, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 24, 2024
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
10.1†	Amended and Restated Employment Agreement with April Rieger					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Management contract, compensatory plan or arrangement.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: May 28, 2025	By:	/s/ Sean Desmond
Sean Desmond
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 28, 2025	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)