Form 10-Q
period 2025-07-31
nCino, Inc.
filed 2025-08-26
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 115,814,720 shares of common stock, net of treasury stock, $0.0005 par value per share, as of August 21, 2025.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2025	July 31, 2025
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,254 and $2,032 at January 31, 2025 and July 31, 2025, respectively)	$120,928	$122,935
Accounts receivable, less allowances of $1,229 and $1,248 at January 31, 2025 and July 31, 2025, respectively	146,787	98,468
Costs capitalized to obtain revenue contracts, current portion, net	13,462	14,299
Prepaid expenses and other current assets	21,072	19,383
Total current assets	302,249	255,085
Property and equipment, net	74,953	77,430
Operating lease right-of-use assets, net	16,026	12,936
Costs capitalized to obtain revenue contracts, noncurrent, net	23,735	22,676
Goodwill	1,019,375	1,070,947
Intangible assets, net	154,571	151,920
Investments (related party $2,500 and $0 at January 31, 2025 and July 31, 2025, respectively)	9,294	7,262
Long-term prepaid expenses and other assets	10,178	17,761
Total assets	$1,610,381	$1,616,017
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$13,640	$14,069
Accrued expenses and other current liabilities	39,865	33,654
Deferred revenue, current portion	191,174	194,883
Financing obligations, current portion	1,680	1,780
Operating lease liabilities, current portion	5,153	4,251
Total current liabilities	251,512	248,637
Operating lease liabilities, noncurrent	12,819	9,706
Deferred income taxes, noncurrent	13,851	19,421
Deferred revenue, noncurrent	269	157
Revolving credit facility, noncurrent	166,000	203,500
Financing obligations, noncurrent	51,172	50,248
Other long-term liabilities	17,160	17,185
Total liabilities	512,783	548,854
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 2)	8,286	10,345
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding at January 31, 2025 and July 31, 2025	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized at January 31, 2025 and July 31, 2025; 115,996,852 and 118,017,701 shares issued; 115,996,852 and 115,444,919 outstanding at January 31, 2025 and July 31, 2025, respectively	58	59
Treasury stock, at cost; 0 and 2,572,782 shares at January 31, 2025 and July 31, 2025, respectively	—	(60,598)
Additional paid-in capital	1,474,413	1,510,517
Accumulated other comprehensive income (loss)	176	(121)
Accumulated deficit	(385,335)	(393,039)
Total stockholders’ equity	1,089,312	1,056,818
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,610,381	$1,616,017
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Revenues
Subscription	$113,911	$130,752	$224,317	$256,340
Professional services and other	18,492	18,063	36,173	36,612
Total revenues	132,403	148,815	260,490	292,952
Cost of revenues
Subscription	33,367	37,992	65,147	74,117
Professional services and other	20,564	22,698	39,964	44,268
Total cost of revenues	53,931	60,690	105,111	118,385
Gross profit	78,472	88,125	155,379	174,567
Operating expenses
Sales and marketing	31,713	37,265	59,758	70,236
Research and development	34,271	34,667	64,252	68,008
General and administrative	20,394	25,489	42,938	47,132
Total operating expenses	86,378	97,421	166,948	185,376
Loss from operations	(7,906)	(9,296)	(11,569)	(10,809)
Non-operating income (expense)
Interest income	321	513	926	930
Interest expense	(1,835)	(4,444)	(3,312)	(8,894)
Other income (expense), net	150	717	(594)	16,814
Loss before income taxes	(9,270)	(12,510)	(14,549)	(1,959)
Income tax provision (benefit)	1,753	1,209	(1,229)	5,743
Net loss	(11,023)	(13,719)	(13,320)	(7,702)
Net income (loss) attributable to redeemable non-controlling interest (Note 2)	(58)	(74)	(223)	2
Adjustment attributable to redeemable non-controlling interest (Note 2)	75	1,612	919	1,991
Net loss attributable to nCino, Inc.	$(11,040)	$(15,257)	$(14,016)	$(9,695)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.10)	$(0.13)	$(0.12)	$(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	115,180,130	115,256,497	114,694,001	114,657,339
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Net loss	$(11,023)	$(13,719)	$(13,320)	$(7,702)
Other comprehensive income (loss):
Foreign currency translation	540	(1,661)	409	(303)
Other comprehensive income (loss)	540	(1,661)	409	(303)
Comprehensive loss	(10,483)	(15,380)	(12,911)	(8,005)
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	(58)	(74)	(223)	2
Foreign currency translation attributable to redeemable non-controlling interest	5	11	(2)	(6)
Comprehensive loss attributable to redeemable non-controlling interest	(53)	(63)	(225)	(4)
Comprehensive loss attributable to nCino, Inc.	$(10,430)	$(15,317)	$(12,686)	$(8,001)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, April 30, 2024	114,339,887	$57	—	$—	$1,417,838	$872	$(354,890)	$1,063,877
Exercise of stock options	13,411	—	—	—	136	—	—	136
Stock issuance upon vesting of restricted stock units	940,029	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	93,982	—	—	—	2,514	—	—	2,514
Stock-based compensation	—	—	—	—	18,833	—	—	18,833
Other comprehensive income	—	—	—	—	—	535	—	535
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(75)	—	(10,965)	(11,040)
Balance, July 31, 2024	115,387,309	$58	—	$—	$1,439,245	$1,407	$(365,855)	$1,074,855

	Three Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, April 30, 2025	117,069,731	$59	1,829,113	$(40,588)	$1,490,590	$1,551	$(379,394)	$1,072,218
Exercise of stock options	74,900	—	—	—	546	—	—	546
Stock issuance upon vesting of restricted stock units	770,214	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	102,856	—	—	—	2,444	—	—	2,444
Common stock repurchases under share repurchase program	—	—	743,669	(20,010)	—	—	—	(20,010)
Stock-based compensation	—	—	—	—	18,549	—	—	18,549
Other comprehensive loss	—	—	—	—	—	(1,672)	—	(1,672)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(1,612)	—	(13,645)	(15,257)
Balance, July 31, 2025	118,017,701	$59	2,572,782	$(60,598)	$1,510,517	$(121)	$(393,039)	$1,056,818
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended July 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2024	113,684,299	$57	—	—	$1,400,881	$996	$(352,758)	$1,049,176
Exercise of stock options	212,711	—	—	—	1,737	—	—	1,737
Stock issuance upon vesting of restricted stock units	1,396,317	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	93,982	—	—	—	2,514	—	—	2,514
Stock-based compensation	—	—	—	—	35,033	—	—	35,033
Other comprehensive income	—	—	—	—	—	411	—	411
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(919)	—	(13,097)	(14,016)
Balance, July 31, 2024	115,387,309	$58	$—	$—	$1,439,245	$1,407	$(365,855)	$1,074,855

	Six Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2025	115,996,852	$58	—	—	$1,474,413	$176	$(385,335)	$1,089,312
Exercise of stock options	247,346	—	—	—	1,294	—	—	1,294
Stock issuance upon vesting of restricted stock units	1,670,647	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	102,856	—	—	—	2,444	—	—	2,444
Common stock repurchases under share repurchase program	—	—	2,572,782	(60,598)	—	—	—	(60,598)
Stock-based compensation	—	—	—	—	34,358	—	—	34,358
Other comprehensive loss	—	—	—	—		(297)	—	(297)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(1,991)	—	(7,704)	(9,695)
Balance, July 31, 2025	118,017,701	$59	2,572,782	$(60,598)	$1,510,517	$(121)	$(393,039)	$1,056,818
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2024	2025
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(14,016)	$(9,695)
Net loss and adjustment attributable to redeemable non-controlling interest	696	1,993
Net loss	(13,320)	(7,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,219	21,407
Non-cash operating lease costs	2,715	2,273
Amortization of costs capitalized to obtain revenue contracts	5,645	7,230
Amortization of debt issuance costs	31	144
Stock-based compensation	35,044	34,430
Change in fair value of contingent consideration	—	300
Deferred income taxes	(2,656)	4,003
Provision for bad debt	25	153
Net foreign currency losses (gains)	392	(14,018)
Gains on investments	—	(1,652)
Loss on disposal of long-lived assets	30	463
Change in operating assets and liabilities:
Accounts receivable	37,778	51,837
Costs capitalized to obtain revenue contracts	(8,382)	(6,639)
Prepaid expenses and other assets	(2,430)	1,629
Accounts payable	768	660
Accrued expenses and other liabilities	(8,645)	(16,368)
Deferred revenue	(2,572)	(3,411)
Operating lease liabilities	(2,201)	(2,606)
Other long term liabilities	—	(77)
Net cash provided by operating activities	59,441	72,056
Cash flows from investing activities
Acquisition of business, net of cash acquired	(90,839)	(50,263)
Acquisition of assets	(300)	—
Purchases of property and equipment	(786)	(6,866)
Sale of investment	—	3,684
Net cash used in investing activities	(91,925)	(53,445)
Cash flows from financing activities
Repurchases of common stock	—	(60,598)
Proceeds from borrowings on revolving credit facility	75,000	102,500
Payments on revolving credit facility	(35,000)	(65,000)
Payments of debt issuance costs	(370)	—
Exercise of stock options	1,737	1,294
Stock issuance under the employee stock purchase plan	2,514	2,444
Principal payments on financing obligations	(722)	(824)
Net cash provided by (used in) financing activities	43,159	(20,184)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(1,354)	3,529
Net increase in cash, cash equivalents, and restricted cash	9,321	1,956
Cash, cash equivalents, and restricted cash, beginning of period	117,444	121,267
Cash, cash equivalents, and restricted cash, end of period	$126,765	$123,223

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2024	2025
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$121,410	$122,935
Restricted cash included in prepaid expenses and other current assets	—	132
Restricted cash included in long-term prepaid expenses and other assets	5,355	156
Total cash, cash equivalents, and restricted cash, end of period	$126,765	$123,223

Supplemental disclosure of cash flow information
Cash paid for taxes, net of refunds	$2,035	$2,360
Cash paid for interest	$2,843	$8,257
Supplemental disclosure of noncash investing and financing activities
Fair value of contingent consideration in connection with business acquisition in accrued expenses and other current liabilities	$—	$8,100
Measurement period adjustments relating to business acquisitions	$—	$10,413
Noncash consideration in connection with business acquisition for settlement of a preexisting contract	$—	$1,354
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2026 or any future period.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2025 and July 31, 2025. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2025, no individual customer represented more than 10% of accounts receivable and, as of July 31, 2025, one individual customer represented 11% of accounts receivable. For the three and six months ended July 31, 2024 and 2025, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases and credit cards at January 31, 2025 and only for certain property leases at July 31, 2025. Restricted cash is included in long-term prepaid expenses and other assets on the unaudited condensed consolidated balance sheets at January 31, 2025 and in prepaid expenses and other current assets and long-term prepaid expenses and other assets at July 31, 2025.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Balance, beginning of period	$1,100	$1,269	$1,451	$1,229
Charged to (recovery of) bad debt expense	156	(49)	25	153
Charged to deferred revenue	—	—	—	20
Write-offs and other	(52)	28	(272)	(156)
Translation adjustments	—	—	—	2
Balance, end of period	$1,204	$1,248	$1,204	$1,248
Investments: The Company's investments are non-marketable equity investments without readily determinable fair value and for which the Company does not have control or significant influence. The investments are measured at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. The Company assesses

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
at each reporting period if the investments continue to qualify for the measurement alternative. Gains or losses resulting from observable price changes are recognized currently in Other income (expense), net on the Company's unaudited condensed consolidated statements of operations. The Company assesses the investments whenever events or changes in circumstances indicate that the carrying value of the investments may not be recoverable.
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
Foreign currency transaction gains and losses due to transactions denominated in a currency other than the functional currency are included in other income (expense), net in the unaudited condensed consolidated statements of operations and were $0.1 million and $0.7 million for the three months ended July 31, 2024 and 2025, respectively, and $(0.7) million and $15.1 million for the six months ended July 31, 2024 and 2025, respectively, primarily related to remeasurement of various intercompany loans.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance includes amendments that provide a practical expedient for measuring credit losses on current accounts receivable and current contract assets under ASC 606 - Revenue from Contracts with Customers. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, the ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
Note 2. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company's ownership of 51%. As of July 31, 2025, the Company controls a majority of the outstanding common stock in nCino K.K.
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
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Balance, beginning of period	$4,105	$8,729	$3,428	$8,286
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(58)	(74)	(223)	2
Foreign currency translation	5	11	(2)	(6)
Adjustment to redeemable non-controlling interest	75	1,612	919	1,991
Stock-based compensation expense[1]	6	67	11	72
Balance, end of period	$4,133	$10,345	$4,133	$10,345
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2025 and July 31, 2025 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company's revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2025 and July 31, 2025 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,841	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	339	—	—
Total assets	$39,180	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of July 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$45,978	$—	$—
Time deposits (included in prepaid expenses and other current assets)	132	—	—
Time deposits (included in long-term prepaid expenses and other assets)	156	—	—
Total assets	$46,266	$—	$—
Liabilities:
Contingent consideration (included in accrued expenses and other current liabilities)	$—	$—	$8,400
Total liabilities	$—	$—	$8,400
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
The following table summarizes the change in fair value of the contingent consideration with significant unobservable inputs:

Balance, January 31, 2025	$—
Contingent consideration in connection with business acquisition	8,100
Changes in fair value	300
Balance, July 31, 2025	$8,400
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
The unobservable inputs used in the valuation as of July 31, 2025 included expected payment in fiscal 2026, a weighted average expected achievement percentage of 86.7%, and a discount rate of 6.7%.
There were no transfers between levels of the fair value hierarchy during the three and six months ended July 31, 2024 and 2025.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. Unrealized gains as a result of an observable price change were $0.0 million and $0.5 million for the six months ended July 31, 2024 and 2025, respectively. Cumulative unrealized gains were $0.7 million for investments accounted for under the measurement alternative as of July 31, 2025. There was no impairment recognized for the three and six months ended July 31, 2024 and 2025. Realized gains from the sale of an investment reflects the difference between the sales proceeds and the carrying value of the investment at the beginning of the period or the purchase date, if later. Realized gains were $0.0 million and $1.2 million for the six months ended July 31, 2024 and 2025, respectively. See Note 12 "Related-Party Transactions" for additional information on the sale of an investment.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 4. Revenues
Disaggregation of Revenue
Disaggregated revenues by source and geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
United States
Subscriptions - non-mortgage	$75,748	$82,483	$148,739	$163,238
Subscriptions - mortgage	17,139	20,854	34,839	39,823
Professional services and other	12,038	11,970	23,588	24,796
Total United States	104,925	115,307	207,166	227,857
International
Subscriptions	21,024	27,415	40,739	53,279
Professional services and other	6,454	6,093	12,585	11,816
Total International	27,478	33,508	53,324	65,095
Total Revenue	$132,403	$148,815	$260,490	$292,952
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
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2025 and July 31, 2025:

	As of January 31, 2025	As of July 31, 2025
Trade accounts receivable	$122,394	$82,105
Unbilled accounts receivable	23,662	16,348
Allowance for doubtful accounts	(1,229)	(1,248)
Other accounts receivable	1,960	1,263
Total accounts receivable, net	$146,787	$98,468
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the six months ended July 31, 2025, $154.6 million of revenues were recognized out of the deferred revenue balance as of January 31, 2025.
Remaining performance obligations were $1.2 billion as of July 31, 2025. The Company expects to recognize approximately 69% of its remaining performance obligation as revenues in the next 24 months, approximately 26% more in the following 25 to 48 months, and the remainder thereafter.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31, 2025	As of July 31, 2025
Prepaid expenses	$19,729	$17,465
Other current assets	1,343	1,918
Prepaid expenses and other current assets	$21,072	$19,383
Property and equipment, net
Property and equipment, net consisted of the following:

	As of January 31, 2025	As of July 31, 2025
Furniture and fixtures	$11,712	$10,992
Computers and equipment	7,193	7,171
Buildings and land	56,379	56,379
Leasehold improvements	28,046	24,358
Construction in progress	627	6,685
	103,957	105,585
Less accumulated depreciation	(29,004)	(28,155)
	$74,953	$77,430
The Company recognized depreciation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Cost of subscription revenues	$121	$118	$242	$226
Cost of professional services and other revenues	327	339	669	684
Sales and marketing	323	306	665	616
Research and development	619	518	1,228	1,090
General and administrative	190	180	384	361
Total depreciation expense	$1,580	$1,461	$3,188	$2,977
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31, 2025	As of July 31, 2025
Contingent consideration liability	$—	$8,400
Accrued compensation and benefits	23,626	12,488
Accrued expenses	16,239	12,766
Accrued expenses and other current liabilities	$39,865	$33,654

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
The purchase consideration was $142.4 million, of which the Company paid a total of $129.2 million in cash at the FullCircl Acquisition Date. The purchase consideration includes a deferred payment of $15.0 million, with a present value of $13.2 million at the FullCircl Acquisition Date, relating to an indemnity holdback amount to be paid in 24 months following the FullCircl Acquisition Date which is included in other long-term liabilities on the unaudited condensed consolidated balance sheets. The Company will accrete the $1.8 million, which represents the difference between the total deferred payment and the present value, to interest expense over the two-year period using the effective interest rate methodology.

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
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the FullCircl Acquisition Date:

Fair Value
Cash and cash equivalents	$3,182
Accounts receivable	1,814
Property and equipment, net	66
Operating lease right-of-use assets, net	198
Other current and noncurrent assets	211
Deferred income taxes	136
Intangible assets	37,000
Goodwill	108,549
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(3,776)
Deferred revenue, current and noncurrent	(4,773)
Operating lease liabilities, current and noncurrent	(198)
Net assets acquired	$142,409
During the six months ended July 31, 2025, the Company recorded measurement period adjustments that included a $9.4 million adjustment to decrease goodwill for a $9.4 million deferred income tax adjustment.
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
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2025	$1,019,375
Acquisitions	53,830
Measurement period adjustments	(10,413)
Translation adjustments	8,155
Balance, July 31, 2025	$1,070,947
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2025			As of July 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$97,029	$(49,819)	$47,210	$102,115	$(60,041)	$42,074
Customer relationships	139,315	(33,315)	106,000	149,656	(40,591)	109,065
Trademarks and trade name	1,461	(615)	846	1,935	(1,448)	487
Other	1,369	(854)	515	1,369	(1,075)	294
	$239,174	$(84,603)	$154,571	$255,075	$(103,155)	$151,920
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Cost of subscription revenues	$4,404	$5,115	$8,522	$10,190
Cost of professional services and other revenues	83	83	165	165
Sales and marketing	2,862	4,043	5,344	8,075
Total amortization expense	$7,349	$9,241	$14,031	$18,430

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The expected future amortization expense for intangible assets as of July 31, 2025 is as follows:

Fiscal Year Ending January 31,
2026 (remaining)	$17,979
2027	33,967
2028	19,500
2029	19,400
2030	17,081
Thereafter	43,993
$151,920
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
The following table summarizes the share repurchase activity under the Company's share repurchase program (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Total number of shares repurchased	—	743,669	—	2,572,782
Average price per share(1)	$—	$26.89	$—	$23.53
Aggregate purchase price(1)	$—	$19,995	$—	$60,546
(1) Excludes transaction costs and excise tax associated with the repurchases, if any.
All repurchases were made in open market transactions.
As of July 31, 2025, the Company is authorized to repurchase a remaining $39.5 million of its common stock under the share repurchase program.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock Options
Stock option activity for the six months ended July 31, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2025	811,602	$7.22
Expired or forfeited	(1,627)	14.70
Exercised	(247,346)	5.19
Outstanding, July 31, 2025	562,629	$8.09
Exercisable, July 31, 2025	562,629	$8.09
Fully vested or expected to vest, July 31, 2025	562,629	$8.09
Restricted Stock Units
RSU activity during the six months ended July 31, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2025	6,105,459	$32.78
Granted	3,318,737	24.50
Vested	(1,670,647)	34.77
Forfeited	(802,089)	31.01
Nonvested, July 31, 2025	6,951,460	$28.57
As of July 31, 2025, total unrecognized compensation expense related to non-vested RSUs was $166.6 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.91 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the six months ended July 31, 2024 and 2025 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Six Months Ended July 31,
	2024	2025
Expected life (in years)	0.50	0.50
Expected volatility	38.70% - 38.91%	40.74% - 46.91%
Expected dividends	0.00%	0.00%
Risk-free interest rate	5.24% - 5.37%	4.25% - 4.29%

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Cost of subscription revenues	$793	$830	$1,355	$1,494
Cost of professional services and other revenues	2,980	3,315	5,759	6,069
Sales and marketing	4,184	3,746	8,140	6,674
Research and development	5,286	3,685	9,512	7,800
General and administrative	5,596	7,040	10,278	12,393
Total stock-based compensation expense	$18,839	$18,616	$35,044	$34,430
Note 9. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through December 2033, some of which include options to extend for up to one year. See Note 15 "Restructuring" regarding lease terminations in connection with the Restructuring Plan.
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Operating lease expense	$1,392	$1,412	$2,726	$2,822
Variable lease expense	647	653	1,270	1,295
Short-term lease expense	58	75	148	127
Sublease income	—	(87)	—	(174)
Total lease expense	$2,097	$2,053	$4,144	$4,070
Supplemental cash flow information related to operating leases were as follows:

	Six Months Ended July 31,
	2024	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$2,212	$3,155
Operating right-of-use assets obtained in exchange for operating lease liabilities	810	661
Operating right-of-use assets and operating lease liabilities reductions related to operating lease terminations or modifications	1,947	2,095
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of July 31, 2025 were 6.18 years and 6.9%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of July 31, 2025 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2026 (remaining)	$2,374
2027	4,354
2028	2,390
2029	1,327
2030	454
Thereafter	6,273
Total lease liabilities	17,172
Less: imputed interest	(3,215)
Total lease obligations	13,957
Less: current obligations	(4,251)
Long-term lease obligations	$9,706
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
As of January 31, 2025 and July 31, 2025, unamortized debt issuance costs were $1.4 million and $1.2 million, respectively, and are included in long-term prepaid expenses and other assets.
The Company had $166.0 million and $203.5 million outstanding and no letters of credit issued under the 2024 Credit Facility and was in compliance with all covenants as of January 31, 2025 and July 31, 2025, respectively. As of July 31, 2025, the applicable interest rate was 6.33%. The available borrowing capacity under the 2024 Credit Facility was $46.5 million as of July 31, 2025.
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of July 31, 2025 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2026 (remaining)	$42,813	$2,330
2027	82,713	3,958
2028	75,867	—
2029	729	—
2030	—	—
Thereafter	—	—
Total	$202,122	$6,288
Residual financing obligations and assets		49,617
Less: amount representing interest		(3,877)
Financing obligations		$52,028
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company's financing obligations as of July 31, 2025 was 5.7%.
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
Note 12. Related-Party Transactions
On November 1, 2022, the Company's wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) ("Zest AI"), a private company, and is included in investments on the Company's unaudited condensed consolidated balance sheets for $2.5 million and $0.0 million as of January 31, 2025 and July 31, 2025, respectively. The investment was considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company, owned greater than ten percent of Zest AI.
During the first quarter of fiscal year 2026, we sold all our shares in Zest AI and recorded a realized gain of $1.2 million. At the time of this transaction, Zest AI was no longer considered a related party.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 13. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period, net of treasury stock. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and six months ended July 31, 2024 and 2025 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(11,040)	$(15,257)	$(14,016)	$(9,695)
Denominator
Weighted-average common shares outstanding	115,180,130	115,256,497	114,694,001	114,657,339
Basic and diluted loss per share attributable to nCino, Inc.	$(0.10)	$(0.13)	$(0.12)	$(0.08)
The following potential outstanding common stock were excluded from the diluted loss per share computation because the effect would have been anti-dilutive:

	Six Months Ended July 31,
	2024	2025
Stock options issued and outstanding	998,618	562,629
Nonvested RSUs issued and outstanding	6,362,337	6,951,460
Shares issuable pursuant to the ESPP	81,048	89,919
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table presents selected financial information that is provided to our CODM:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Revenues	$132,403	$148,815	$260,490	$292,952
Less:
Adjusted cost of revenues(1)	45,671	50,129	89,310	99,249
Adjusted sales and marketing expense(1)	24,667	28,093	46,274	53,769
Adjusted research and development expense(1)	28,985	26,590	54,740	55,726
Adjusted general and administrative expense(1)	13,782	13,993	26,423	29,368
Interest income	(321)	(513)	(926)	(930)
Interest expense	1,835	4,444	3,312	8,894
Adjusted other (income) expense, net(2)	128	(67)	28	(1,864)
Other segment items(3)	26,926	38,656	55,878	50,699
Income tax provision (benefit)	1,753	1,209	(1,229)	5,743
Net income (loss)	$(11,023)	$(13,719)	$(13,320)	$(7,702)
(1) Cost of revenue, sales and marketing expense, research and development expense, and general and administrative expense in the consolidated statements of operations, adjusted to exclude amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, certain litigation expenses, and restructuring and related charges, if any.
(2) Beginning in the first quarter of fiscal 2026, other (income) expense, net in the consolidated statements of operations, adjusted to exclude intercompany foreign currency exchange gains or losses from the remeasurement of intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity. Prior period amounts recast to conform to the current presentation.
(3) Other segment items are the adjustments described in the notes above.
Revenues by geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
United States	$104,925	$115,307	$207,166	$227,857
United Kingdom	13,104	18,951	25,886	36,874
Other	14,374	14,557	27,438	28,221
	$132,403	$148,815	$260,490	$292,952
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. For the three and six months ended July 31, 2024 and 2025, one country, in addition to the United States, represented 10% or more of total revenues for the periods presented.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Long-lived assets, which consist of property and equipment, net and operating ROU assets, net by geographic region were as follows:

	As of January 31, 2025	As of July 31, 2025

United States	$79,115	$72,493
United Kingdom	9,760	15,740
Other	2,104	2,133
	$90,979	$90,366
Note 15. Restructuring
In the second quarter of fiscal 2026, the Company announced a workforce reduction of approximately 7% and office space reductions in certain markets (collectively, the “Restructuring Plan”) in furtherance of its efforts to improve operational efficiencies. The Company substantially completed the planned actions during our second quarter of fiscal 2026, and expects to finalize the process in the second half of fiscal 2026, subject to local law and consultation requirements.
Our restructuring costs consist primarily of severance and termination benefits, exit costs and asset write-offs. Severance costs generally include severance payments, out placement services, health insurance coverage and employer tax liabilities. Exit costs primarily consist of lease exit and contract termination costs. Lease termination costs include $1.7 million in lease termination payments, offset by a $0.6 million gain to derecognize the operating right-of-use assets and operating lease liabilities.
The Company’s restructuring charges for the six months ended months ended July 31, 2025 were as follows:

	Severance Costs	Exit Costs	Asset Write-offs	Total
Cost of subscription revenues	$426	$53	$17	$496
Cost of professional services and other revenues	537	139	46	722
Sales and marketing	1,213	128	42	1,383
Research and development	3,732	221	73	4,026
General and administrative	1,092	1,191	1,155	3,438
Total	$7,000	$1,732	$1,333	$10,065
The activity of the Restructuring Plan liabilities was as follows:

Balance at January 31, 2025	$—
Charges incurred	10,065
Cash payments	(7,305)
Non-cash items	(674)
Balance at July 31, 2025	$2,086
Restructuring Plan liabilities are included in our unaudited condensed consolidated balance sheets as follows:

As of July 31, 2025
Included in accounts payable	$7
Included in accrued expenses and other current liabilities	1,771
Included in other long-term liabilities	308
Total	$2,086

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
nCino's trusted platform enables FIs to consolidate vendors while optimizing operations by integrating artificial intelligence ("AI") and actionable insights to cohesively bring together people and data and thereby enhance strategic decision-making, risk management, and customer satisfaction.
From managing complex credit portfolios to streamlining account onboarding and originating loans, nCino helps FIs of all sizes globally deliver faster, intelligent, and more connected experiences. With the nCino Platform, FIs can:
•embrace the power of intelligent automation and uncover data-drive insights,
•improve efficiency,
•elevate employee and customer experiences, and
•manage risk and help ensure compliance more effectively.
nCino was originally founded in a bank to improve that institution’s operations and client service. After realizing that virtually all banks and credit unions face the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce which made it difficult to maintain relevancy in their clients' lives— nCino was spun out as a separate company in late 2011 to help more institutions solve these challenges using cloud-based technology.
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
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of July 31, 2025, we had 177 sales and sales support personnel in the U.S. and 126 sales and support personnel in offices outside the U.S.
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
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock. During the three and six months ended July 31, 2025, we repurchased 0.7 million and 2.6 million shares of our outstanding common stock for $20.0 million and $60.5 million, respectively, excluding transaction costs and excise tax associated with the repurchases, if any. As of July 31, 2025, $39.5 million remained available for future repurchases under the share repurchase program. See Note 8 "Stockholders' Equity" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We funded the purchase of Sandbox Banking and our share repurchases primarily through borrowings under our credit facility.
On May 27, 2025, we announced the “Restructuring Plan” in furtherance of our efforts to improve operational efficiencies. We incurred charges in the second quarter of our fiscal 2026 of $10.1 million in connection with the Restructuring Plan. See Note 15 "Restructuring" of the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
For the three months ended July 31, 2024 and 2025, our total revenues were $132.4 million and $148.8 million, respectively, representing a 12.4% increase. For the three months ended July 31, 2024 and 2025, our subscription revenues were $113.9 million and $130.8 million, respectively, representing a 14.8% increase. We recorded net loss attributable to nCino, Inc. of $15.3 million for the three months ended July 31, 2025, compared to a net loss attributable to nCino, Inc. of $11.0 million for the three months ended July 31, 2024. For the six months ended July 31, 2024 and 2025, our total revenues were $260.5 million and $293.0 million, respectively, representing a 12.5% increase. For the six months ended July 31, 2024 and 2025, our subscription revenues were $224.3 million and $256.3 million, respectively, representing a 14.3% increase. We recorded net loss attributable to nCino, Inc. of $9.7 million for the six months ended July 31, 2025, compared to a net loss attributable to nCino, Inc. of $14.0 million for the six months ended July 31, 2024. Our total subscription revenues include an aggregate of $5.5 million from FullCircl and Sandbox Banking for the three months ended July 31, and $10.9 million for the six months ended July 31, 2025. We have included the financial results of Sandbox Banking in the unaudited condensed consolidated financial statements from the Sandbox Acquisition Date. For fiscal 2026, our financial results also include the operating results of our fiscal 2025 acquisitions of DocFox, ILT, and FullCircl from their acquisition dates of March 20, 2024, April 1, 2024, and November 5, 2024, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. Our ability to successfully implement our new asset-based pricing model that formally started in fiscal 2025 will also be a key driver. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 22.5% of total revenues for the three months ended July 31, 2025 and 22.2% for the six months ended July 31, 2025. For new customers, our sales cycles are typically lengthy, generally ranging from 6 to 9 months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
Interest Expense. Interest expense consists primarily of interest related to our financing obligations along with interest expense on borrowings, commitment fees, and amortization of debt issuance costs associated with our secured revolving credit facility. Also included is interest expense accretion for a deferred payment on the acquisition of FullCircl.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three and six months ended July 31, 2024 and 2025 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025[1]	2024	2025[1]
($ in thousands)
Revenues:
Subscription revenues	$113,911	$130,752	$224,317	$256,340
Professional services and other revenues	18,492	18,063	36,173	36,612
Total revenues	132,403	148,815	260,490	292,952
Cost of revenues:
Cost of subscription revenues	33,367	37,992	65,147	74,117
Cost of professional services and other revenues	20,564	22,698	39,964	44,268
Total cost of revenues	53,931	60,690	105,111	118,385
Gross profit	78,472	88,125	155,379	174,567
Operating expenses:
Sales and marketing	31,713	37,265	59,758	70,236
Research and development	34,271	34,667	64,252	68,008
General and administrative	20,394	25,489	42,938	47,132
Total operating expenses	86,378	97,421	166,948	185,376
Loss from operations	(7,906)	(9,296)	(11,569)	(10,809)
Non-operating income (expense):
Interest income	321	513	926	930
Interest expense	(1,835)	(4,444)	(3,312)	(8,894)
Other income (expense), net	150	717	(594)	16,814
Loss before income taxes	(9,270)	(12,510)	(14,549)	(1,959)
Income tax provision (benefit)	1,753	1,209	(1,229)	5,743
Net loss	(11,023)	(13,719)	(13,320)	(7,702)
Net income (loss) attributable to redeemable non-controlling interest	(58)	(74)	(223)	2
Adjustment attributable to redeemable non-controlling interest	75	1,612	919	1,991
Net loss attributable to nCino, Inc.	$(11,040)	$(15,257)	$(14,016)	$(9,695)
1Includes the operating results of DocFox, ILT, FullCircl and Sandbox Banking from the DocFox Acquisition Date, the ILT Acquisition Date, FullCircl Acquisition Date and the Sandbox Acquisition Date, respectively, see Note 6 "Business Combinations" of the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The Company recognized stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2024	2025	2024	2025
Cost of subscription revenues	$793	$830	$1,355	$1,494
Cost of professional services and other revenues	2,980	3,315	5,759	6,069
Sales and marketing	4,184	3,746	8,140	6,674
Research and development	5,286	3,685	9,512	7,800
General and administrative	5,596	7,040	10,278	12,393
Total stock-based compensation expense	$18,839	$18,616	$35,044	$34,430
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2024	2025	2024	2025
Cost of subscription revenues	$4,404	$5,115	$8,522	$10,190
Cost of professional services and other revenues	83	83	165	165
Sales and marketing	2,862	4,043	5,344	8,075
Total amortization expense	$7,349	$9,241	$14,031	$18,430

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2025	2024	2025
Revenues:
Subscription revenues	86.0%	87.9%	86.1%	87.5%
Professional services and other revenues	14.0	12.1	13.9	12.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.3	29.1	29.0	28.9
Cost of professional services and other revenues	111.2	125.7	110.5	120.9
Total cost of revenues	40.7	40.8	40.4	40.4
Gross profit	59.3	59.2	59.6	59.6
Operating expenses:
Sales and marketing	24.0	25.0	22.9	24.0
Research and development	25.9	23.3	24.7	23.2
General and administrative	15.4	17.1	16.5	16.1
Total operating expenses	65.3	65.4	64.1	63.3
Loss from operations	(6.0)	(6.2)	(4.5)	(3.7)
Non-operating income (expense):
Interest income	0.2	0.3	0.4	0.3
Interest expense	(1.4)	(3.0)	(1.3)	(3.0)
Other income (expense), net	0.1	0.5	(0.2)	5.7
Loss before income taxes	(7.1)	(8.4)	(5.6)	(0.7)
Income tax provision (benefit)	1.3	0.8	(0.5)	2.0
Net loss	(8.4)%	(9.2)%	(5.1)%	(2.7)%

Comparison of the Three and Six Months Ended July 31, 2024 and 2025
Revenues

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2024		2025		2024		2025
Revenues:
Subscription revenues	$113,911	86.0%	$130,752	87.9%	$224,317	86.1%	$256,340	87.5%
Professional services and other revenues	18,492	14.0	18,063	12.1	36,173	13.9	36,612	12.5
Total revenues	$132,403	100.0%	$148,815	100.0%	$260,490	100.0%	$292,952	100.0%
Subscription Revenues
Subscription revenues increased $16.8 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 51.7% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions, and 48.3% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended July 31, 2024. Subscription revenues were 87.9% of total revenues for the three months ended July 31, 2025 compared to 86.0% of total revenues for the three months ended July 31, 2024, primarily due to growth in our installed base.
Subscription revenues increased $32.0 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 51.1% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions, and 48.9% was attributable to initial revenues from customers who did not contribute to subscription revenues during the six months ended July 31, 2024. Subscription revenues were 87.5% of total revenues for the six months ended July 31, 2025 compared to 86.1% of total revenues for the six months ended July 31, 2024, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues decreased $(0.4) million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily attributable to the mix of solutions being implemented and certain markets yielding lower effective bill rates.
Professional services and other revenues increased $0.4 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily attributable to the mix of solutions being implemented.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2024		2025		2024		2025
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$33,367	29.3%	$37,992	29.1%	$65,147	29.0%	$74,117	28.9%
Cost of professional services and other revenues	20,564	111.2	22,698	125.7	39,964	110.5	44,268	120.9
Total cost of revenues	$53,931	40.7	$60,690	40.8	$105,111	40.4	$118,385	40.4
Gross profit	$78,472	59.3%	$88,125	59.2%	$155,379	59.6%	$174,567	59.6%
Cost of Subscription Revenues
Cost of subscription revenues increased $4.6 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, generating a gross margin for subscription revenues of 70.9% compared to a gross margin of

70.7% for the three months ended July 31, 2024. The dollar increase was primarily attributable to a $2.4 million increase in other data costs and a $0.4 million increase in costs related to Salesforce user fees as we continued to add new customers and sell additional functionality to existing customers. The increase in cost of subscription revenues also included a $1.1 million increase in personnel costs due to restructuring costs incurred in connection with the Restructuring Plan and compensation increases. The increase in cost of subscription revenues also included a $0.7 million increase in amortization expense related to acquired intangible assets. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Platform grows.
Cost of subscription revenues increased $9.0 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, generating a gross margin for subscription revenues of 71.1% compared to a gross margin of 71.0% for the six months ended July 31, 2024. The dollar increase was primarily attributable to a $5.5 million increase in other data costs and a $0.4 million increase in costs related to Salesforce user fees as we continued to add new customers and sell additional functionality to existing customers. The increase in cost of subscription revenues also included an increase of $1.7 million in amortization expense related to acquired intangible assets, as well as a $1.3 million increase in personnel costs due to restructuring costs incurred in connection with the Restructuring Plan and compensation increases. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Platform grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $2.1 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, generating a gross margin for professional services and other revenues of (25.7)% compared to a gross margin of (11.2)% for the three months ended July 31, 2024. For the three months ended July 31, 2025, personnel costs increased $1.8 million for professional services compared to the three months ended July 31, 2024, primarily attributable to increased headcount from acquisitions and restructuring costs incurred in connection with the Restructuring Plan. The increase in cost of professional services and other revenues also included a $0.5 million increase in allocated overhead primarily attributable to internal investments in AI technology. The decrease in our professional services and other gross margin for the three months ended July 31, 2025 was primarily attributable to strategic investments in expanding our professional service capabilities, coupled with lower effective billing and utilization rates.

Cost of professional services and other revenues increased $4.3 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, generating a gross margin for professional services and other revenues of (20.9)% compared to a gross margin of (10.5)% for the six months ended July 31, 2024. For the six months ended July 31, 2025, personnel costs, including stock-based compensation expense, increased $3.4 million for professional services compared to the six months ended July 31, 2024, mainly from an increase in headcount primarily due to acquisitions and restructuring costs incurred in connection with the Restructuring Plan. The increase in cost of professional services and other revenues also included a $0.7 million increase in allocated overhead primarily attributable to internal investments in AI technology, as well as a $0.4 million increase for third-party services costs. The decrease in our professional services and other gross margin for the six months ended July 31, 2025 was primarily attributable to strategic investments in expanding our professional service capabilities, coupled with lower effective billing and utilization rates.
Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2024		2025		2024		2025
Operating expenses:
Sales and marketing	$31,713	24.0%	$37,265	25.0%	$59,758	22.9%	$70,236	24.0%
Research and development	34,271	25.9	34,667	23.3	64,252	24.7	68,008	23.2
General and administrative	20,394	15.4	25,489	17.1	42,938	16.5	47,132	16.1
Total operating expenses	86,378	65.3	97,421	65.4	166,948	64.1	185,376	63.3
Loss from operations	$(7,906)	(6.0)%	$(9,296)	(6.2)%	$(11,569)	(4.5)%	$(10,809)	(3.7)%
Sales and Marketing
Sales and marketing expenses increased $5.6 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily attributable to an increase of $2.8 million in personnel costs driven by an increase in headcount, mainly attributable to acquisitions, and restructuring costs incurred with the Restructuring Plan, partially offset by a decrease of $0.4 million in stock-based compensation expense. The increase in sales and marketing expenses also included an increase of $1.5 million in marketing costs, and a $1.5 million increase in allocated overhead, mostly attributable to a $1.2 million increase in amortization expenses for acquired intangible assets. The increase in sales and marketing expenses was also partially offset by a $0.3 million decrease in third-party professional fees.
Sales and marketing expenses increased $10.5 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily attributable to an increase of $5.0 million in personnel costs driven by an increase in headcount, mainly attributable to acquisitions, and restructuring costs incurred in connection with the Restructuring Plan, as well as compensation increases, partially offset by a $1.5 million decrease in stock-based compensation expense. The increase in sales and marketing expenses also included an increase of $3.2 million in allocated overhead, mostly attributable to a $2.7 million increase in amortization expenses for acquired intangible assets, and a $2.5 million increase in in marketing costs. The increase in sales and marketing expenses was partially offset by a decrease of $0.4 million in third-party professional services.
Sales and marketing headcount increased by 15 from July 31, 2024 to July 31, 2025, primarily attributable to acquisitions and net of restructuring. We expect sales and marketing expenses will increase as a percentage of total revenues as we expand into credit unions in the U.S. and on the European continent.
Research and Development
Research and development expenses increased $0.4 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily attributable to an increase of $0.8 million in allocated overhead for internal investments in AI technology. The increase in research and development also included an increase of $0.6 million in personnel costs due to restructuring costs incurred in connection with the Restructuring Plan, partially offset by a $1.6 million decrease in stock-based compensation expense. The increase in research and development was partially offset by a decrease of $0.8 million in third-party professional fees.
Research and development expenses increased $3.8 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily attributable to an increase of $3.3 million in personnel costs, mostly attributable to restructuring costs incurred in connection with the Restructuring Plan, partially offset by a $1.7 million decrease in stock-based compensation expense. The increase in research and development also included an increase of $1.0 million in allocated overhead primarily attributable to internal investments in AI technology. The increase in research and development was partially offset by a decrease of $0.6 million in third-party professional fees.
Research and development headcount decreased by 33 from July 31, 2024 to July 31, 2025, primarily attributable to the Restructuring Plan. We expect research and development expenses will decrease as a percentage of total revenues as we leverage our existing technology investments.
General and Administrative
General and administrative expenses increased $5.1 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily attributable to an increase of $2.3 million in restructuring costs for exit costs and asset write-offs associated with the Restructuring Plan. The increase in general and administrative expenses also included an increase of $2.3 million in personnel costs, driven by $1.1 million in restructuring costs for severance incurred in connection with the Restructuring Plan and a $1.4 million increase in stock-based compensation expense.
General and administrative expenses increased $4.2 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily attributable to an increase of $3.8 million in personnel costs, driven by $1.1 million in restructuring costs for severance incurred in connection with the Restructuring Plan and a $2.1 million increase in stock-based compensation expense. The increase in general and administrative expenses also included an increase of $2.3 million in restructuring costs for exit costs and asset write-offs associated with the Restructuring Plan, a $0.5 million increase in allocated overhead, and a $0.3 million increase in the fair value of contingent consideration. The increase in general and administrative spend was partially offset by a decrease of $2.9 million in third-party professional fees, mostly attributable to a decrease in acquisition related expenses and professional fees.
General and administrative headcount decreased by 6 from July 31, 2024 to July 31, 2025, primarily attributable to the Restructuring Plan. We expect general and administrative expenses will decrease as a percentage of total revenues as we leverage operational efficiencies from our existing infrastructure.

Non-Operating Income (Expense)

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2024		2025		2024		2025
Interest income	$321	0.2%	$513	0.3%	$926	0.4%	$930	0.3%
Interest expense	(1,835)	(1.4)	(4,444)	(3.0)	(3,312)	(1.3)	(8,894)	(3.0)
Other income (expense), net	150	0.1	717	0.5	(594)	(0.2)	16,814	5.7
Interest income increased $0.2 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily attributable to balance and rate fluctuations of our accounts earning interest. Interest expense increased $2.6 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily attributable to borrowings on our revolving credit facility. The increase of $0.6 million in other income, net for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, was primarily attributable to remeasurement of intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Interest income was flat for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. Interest expense increased $5.6 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily attributable to borrowings on our revolving credit facility. The increase of $17.4 million in other income (expense), net for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, was primarily attributable to intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision (Benefit)

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2024		2025		2024		2025
Income tax provision (benefit)	$1,753	1.3%	$1,209	0.8%	$(1,229)	(0.5)%	$5,743	2.0%
Income tax provision was $1.8 million for the three months ended July 31, 2024, compared to a provision of $1.2 million for the three months ended July 31, 2025, and resulted in an effective tax rate of (18.9)% and (9.7)%, respectively. Income tax benefit was $1.2 million for the six months ended July 31, 2024 compared to an income tax provision of $5.7 million for the six months ended July 31, 2025, and resulted in an effective tax rate of 8.4% and (293.1)%, respectively. The change in the effective tax rate for the six months ended July 31, 2024 compared to the effective tax rate for the six months ended July 31, 2025 was primarily attributable to changes in our valuation allowance and profitable foreign jurisdictions.
We continue to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgment and the use of estimates. Through acquisitions, the Company recorded a net U.S. deferred tax liability mostly related to identifiable intangible assets. The deferred tax liability recognized provides additional positive evidence that a portion of the Company's U.S. deferred tax are realizable. As a result, the Company reduced the historical valuation allowance in the U.S. by $2.0 million during the first quarter of the Company's fiscal 2026. The Company increased the valuation allowance in the United Kingdom by $2.5 million due to limitations on the ability to utilize acquired deferred tax attributes as part of corporate reorganizations related to foreign acquisitions during the second quarter of the Company's fiscal 2026.
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act was signed into law. This legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, more favorable rules for determining limitations on deductions for interest expense, and reinstatement of accelerated fixed asset depreciation. These changes were reflected in the income tax provision for the period ending July 31, 2025 and did not result in material changes to the Company’s tax position. In addition, this could increase our operating cash flows in future periods through a reduction in cash remittances of U.S. federal and state income tax.
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

The following table reconciles non-GAAP operating income to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2024	2025	2024	2025
GAAP loss from operations	$(7,906)	$(9,296)	$(11,569)	$(10,809)
Adjustments
Amortization of intangible assets	7,349	9,241	14,031	18,430
Stock-based compensation expense	18,839	18,616	35,044	34,430
Acquisition-related expenses	947	1,384	5,987	2,724
Litigation expenses[1]	69	—	250	—
Restructuring and related charges	—	10,065	—	10,065
Total adjustments	27,204	39,306	55,312	65,649
Non-GAAP operating income	$19,298	$30,010	$43,743	$54,840
1Represents legal expenses related to a closed government antitrust investigation and related settled civil action and a dismissed shareholder derivative lawsuit.
Liquidity and Capital Resources
As of July 31, 2025, we had $122.9 million in cash and cash equivalents and an accumulated deficit of $393.0 million. Our net losses have been driven by our investments in developing the nCino Platform and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
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
As of July 31, 2025, the Company had $203.5 million outstanding and no letters of credit issued under the credit facility, was in compliance with all covenants, and had borrowing availability of $46.5 million. During the six months ended July 31, 2025, the Company had net borrowings of $37.5 million to fund the Sandbox Banking acquisition and repurchase shares of the Company's common stock. As of July 31, 2025, the applicable interest rate was 6.33%. See Note 10 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
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
Share Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock. The volume, price, timing, and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions, as well as the Company's management of capital, general business conditions, other investment opportunities regulatory requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors. During the six months ended July 31, 2025, we repurchased 2.6 million shares of our outstanding common stock for $60.5 million, excluding transaction costs and excise tax associated with the repurchases, if any. As of July 31, 2025, $39.5 million remained available for future repurchases under the share repurchase program. See Note 8 "Stockholders' Equity" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2025 and July 31, 2025, the redeemable non-controlling interest was $8.3 million and $10.3 million, respectively.
As part of our joint venture obligations, we made an additional cash capital contribution of $1.0 million to nCino K.K. during the third quarter of fiscal 2024.
Cash Flows
Summary Cash Flow information for the six months ended July 31, 2024 and 2025 are set forth below:

	Six Months Ended July 31,
($ in thousands)	2024	2025
Net cash provided by operating activities	$59,441	$72,056
Net cash used in investing activities	(91,925)	(53,445)
Net cash provided by (used in) financing activities	43,159	(20,184)
Net Cash Provided by Operating Activities
The $72.1 million provided by operating activities in the six months ended July 31, 2025 reflects our net loss of $7.7 million, offset by $54.7 million in net non-cash charges and $25.0 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, deferred income taxes, non-cash operating lease costs, loss on disposal of long-lived assets, change in fair value of contingent consideration, provision for bad debt, and amortization of debt issuance costs, partially offset by foreign currency gains related to remeasurement of intercompany loans and transactions and gains on investments. Cash generated by working capital accounts was principally a function of a $51.8 million decrease in accounts receivable due to the timing of billings and collections from customers, a $1.6 million decrease in prepaid expenses, and a $0.7 million increase in accounts payable. The cash generated by working capital accounts was partially offset by a $16.4 million decrease in accrued expenses and other liabilities primarily due to the payment of bonuses and commission, an increase of $6.6 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $3.4 million decrease in deferred revenue due to the timing of billings and revenue recognition, and a $2.6 million decrease in operating lease liabilities.
The $59.4 million provided by operating activities in the six months ended July 31, 2024 reflects our net loss of $13.3 million, offset by $58.4 million in non-cash charges and $14.3 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, foreign currency losses related to intercompany loans and transactions, partially offset by deferred income taxes. Cash generated by working capital accounts was principally a function of a $37.8 million decrease in accounts receivable due to timing of billings and collections from customers, and a $0.8 million increase in accounts payable. The cash generated by working capital accounts was partially offset by a $8.6 million decrease in accrued expenses and other current liabilities primarily due to the payment of bonuses and commissions, an increase of $8.4 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.6 million decrease in deferred revenue, due to the timing of billings and revenue recognition, a $2.4 million increase in prepaid expenses and other assets, and a $2.2 million decrease in operating lease liabilities.

Net Cash Used in Investing Activities
The $53.4 million used in investing activities in the six months ended July 31, 2025 was comprised of $50.3 million used for the acquisition of Sandbox, $6.9 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business primarily for one of our international offices. The cash used in investing activities was partially offset by proceeds from the sale of an investment of $3.7 million. The $91.9 million used in investing activities in the six months ended July 31, 2024 was comprised of $90.8 million used for the acquisition of DocFox and ILT, $0.8 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $0.3 million for an asset acquisition.
Net Cash Provided by (Used in) Financing Activities
The $20.2 million used in financing activities in the six months ended July 31, 2025 was comprised principally of payments of $65.0 million on our credit facility, repurchases of our common stock of $60.6 million, and principal payments of $0.8 million on financing obligations. The cash used in financing activities was offset by $102.5 million proceeds from borrowings on our credit facility to fund the acquisition of Sandbox Banking and to make repurchases of our common stock under the stock repurchase program, $2.4 million of proceeds from stock issuances under the employee stock purchase plan, and $1.3 million of proceeds from the exercise of stock options. The $43.2 million provided by financing activities in the six months ended July 31, 2024 was comprised principally of payments of $75.0 million of borrowings on the Credit Facility to fund the acquisition of DocFox, $2.5 million of proceeds from stock issuances under the employee stock purchase plan, and $1.7 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially offset by payments of $35.0 million on the credit facility, principal payments of $0.7 million on financing obligations, and payments of debt issuance costs of $0.4 million.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes, acquisition liabilities, and the Credit Facility. See Note 6 "Business Combinations," Note 9 "Leases," Note 10 "Revolving Credit Facility," and Note 11 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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

Interest Rate Risk
At July 31, 2025, we had cash, cash equivalents and restricted cash of $123.2 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our 2024 Credit Facility is a senior secured revolving credit facility of up to $250.0 million. Borrowings bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate”, (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step ups based on certain leverage ratios. As a result, we are exposed to increased interest rate risk as we make draws. At July 31, 2025, we had $203.5 million outstanding under the 2024 Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 10 "Revolving Credit Facility" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
At July 31, 2025, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $5.6 million on our cash, cash equivalents and restricted cash at July 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at July 31, 2025, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at July 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended July 31, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2025 to May 31, 2025	—	$—	—	$—
June 1, 2025 to June 30, 2025	692,750	$26.71	692,750	$40,944
July 1, 2025 to July 31, 2025	50,919	$29.27	50,919	$39,454
Total	743,669		743,669

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended July 31, 2025, the following Section 16 officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On June 3, 2025, Jeanette Sellers, SVP of Accounting and Controllership, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 9,968 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 29, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter of fiscal year 2026.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 20, 2025
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: August 26, 2025	By:	/s/ Sean Desmond
Sean Desmond
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2025	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)