Form 10-Q
period 2025-10-31
nCino, Inc.
filed 2025-12-03
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,684,968 shares of common stock, net of treasury stock, $0.0005 par value per share, as of November 28, 2025.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2025	October 31, 2025
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $2,254 and $2,554 at January 31, 2025 and October 31, 2025, respectively)	$120,928	$87,590
Accounts receivable, less allowances of $1,229 and $1,245 at January 31, 2025 and October 31, 2025, respectively	146,787	86,948
Costs capitalized to obtain revenue contracts, current portion, net	13,462	14,942
Prepaid expenses and other current assets	21,072	19,742
Total current assets	302,249	209,222
Property and equipment, net	74,953	76,335
Operating lease right-of-use assets, net	16,026	12,926
Costs capitalized to obtain revenue contracts, noncurrent, net	23,735	24,051
Goodwill	1,019,375	1,071,152
Intangible assets, net	154,571	142,841
Investments (related party $2,500 and $0 at January 31, 2025 and October 31, 2025, respectively)	9,294	7,262
Long-term prepaid expenses and other assets	10,178	17,385
Total assets	$1,610,381	$1,561,174
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$13,640	$12,527
Accrued expenses and other current liabilities	39,865	37,536
Deferred revenue, current portion	191,174	152,065
Financing obligations, current portion	1,680	1,831
Operating lease liabilities, current portion	5,153	4,124
Total current liabilities	251,512	208,083
Operating lease liabilities, noncurrent	12,819	10,140
Deferred income taxes, noncurrent	13,851	18,016
Deferred revenue, noncurrent	269	121
Revolving credit facility, noncurrent	166,000	203,500
Financing obligations, noncurrent	51,172	49,776
Other long-term liabilities	17,160	17,615
Total liabilities	512,783	507,251
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 2)	8,286	12,435
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding at January 31, 2025 and October 31, 2025	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized at January 31, 2025 and October 31, 2025; 115,996,852 and 118,431,293 shares issued; 115,996,852 and 114,434,810 outstanding at January 31, 2025 and October 31, 2025, respectively	58	59
Treasury stock, at cost; 0 and 3,996,483 shares at January 31, 2025 and October 31, 2025, respectively	—	(100,343)
Additional paid-in capital	1,474,413	1,526,923
Accumulated other comprehensive income (loss)	176	(760)
Accumulated deficit	(385,335)	(384,391)
Total stockholders’ equity	1,089,312	1,041,488
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,610,381	$1,561,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Revenues
Subscription	$119,894	$133,411	$344,211	$389,751
Professional services and other	18,903	18,752	55,076	55,364
Total revenues	138,797	152,163	399,287	445,115
Cost of revenues
Subscription	33,769	37,426	98,916	111,543
Professional services and other	19,976	21,051	59,940	65,319
Total cost of revenues	53,745	58,477	158,856	176,862
Gross profit	85,052	93,686	240,431	268,253
Operating expenses
Sales and marketing	29,729	33,107	89,487	103,343
Research and development	33,039	29,541	97,291	97,549
General and administrative	23,108	19,322	66,046	66,454
Total operating expenses	85,876	81,970	252,824	267,346
Income (loss) from operations	(824)	11,716	(12,393)	907
Non-operating income (expense)
Interest income	482	339	1,408	1,269
Interest expense	(1,653)	(4,335)	(4,965)	(13,229)
Other income (expense), net	432	200	(162)	17,014
Income (loss) before income taxes	(1,563)	7,920	(16,112)	5,961
Income tax provision (benefit)	2,589	(695)	1,360	5,048
Net income (loss)	(4,152)	8,615	(17,472)	913
Net loss attributable to redeemable non-controlling interest (Note 2)	(186)	(33)	(409)	(31)
Adjustment attributable to redeemable non-controlling interest (Note 2)	1,286	2,109	2,205	4,100
Net income (loss) attributable to nCino, Inc.	$(5,252)	$6,539	$(19,268)	$(3,156)
Net income (loss) per share attributable to nCino, Inc.:
Basic	$(0.05)	$0.06	$(0.17)	$(0.03)
Diluted	$(0.05)	$0.06	$(0.17)	$(0.03)
Weighted average number of common shares outstanding:
Basic	115,611,833	114,407,430	114,970,622	113,594,540
Diluted	115,611,833	115,830,218	114,970,622	113,594,540
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Net income (loss)	$(4,152)	$8,615	$(17,472)	$913
Other comprehensive income (loss):
Foreign currency translation	213	(633)	622	(936)
Other comprehensive income (loss)	213	(633)	622	(936)
Comprehensive income (loss)	(3,939)	7,982	(16,850)	(23)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(186)	(33)	(409)	(31)
Foreign currency translation attributable to redeemable non-controlling interest	5	6	3	—
Comprehensive loss attributable to redeemable non-controlling interest	(181)	(27)	(406)	(31)
Comprehensive income (loss) attributable to nCino, Inc.	$(3,758)	$8,009	$(16,444)	$8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, July 31, 2024	115,387,309	$58	—	$—	$1,439,245	$1,407	$(365,855)	$1,074,855
Exercise of stock options	78,206	—	—	—	486	—	—	486
Stock issuance upon vesting of restricted stock units	185,070	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,966	—	—	17,966
Other comprehensive income	—	—	—	—	—	208	—	208
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(1,286)	—	(3,966)	(5,252)
Balance, October 31, 2024	115,650,585	$58	—	$—	$1,456,411	$1,615	$(369,821)	$1,088,263

	Three Months Ended October 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, July 31, 2025	118,017,701	$59	2,572,782	$(60,598)	$1,510,517	$(121)	$(393,039)	$1,056,818
Exercise of stock options	26,700	—	—	—	272	—	—	272
Stock issuance upon vesting of restricted stock units	386,892	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	—	—	—	—	—	—	—	—
Common stock repurchases under stock repurchase program	—	—	1,423,701	(39,745)	—	—	—	(39,745)
Stock-based compensation	—	—	—	—	18,243	—	—	18,243
Other comprehensive loss	—	—	—	—	—	(639)	—	(639)
Net income attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(2,109)	—	8,648	6,539
Balance, October 31, 2025	118,431,293	$59	3,996,483	$(100,343)	$1,526,923	$(760)	$(384,391)	$1,041,488
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended October 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2024	113,684,299	$57	—	$—	$1,400,881	$996	$(352,758)	$1,049,176
Exercise of stock options	290,917	—	—	—	2,223	—	—	2,223
Stock issuance upon vesting of restricted stock units	1,581,387	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	93,982	—	—	—	2,514	—	—	2,514
Stock-based compensation	—	—	—	—	52,999	—	—	52,999
Other comprehensive income	—	—	—	—	—	619	—	619
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(2,205)	—	(17,063)	(19,268)
Balance, October 31, 2024	115,650,585	$58	—	$—	$1,456,411	$1,615	$(369,821)	$1,088,263

	Nine Months Ended October 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2025	115,996,852	$58	—	$—	$1,474,413	$176	$(385,335)	$1,089,312
Exercise of stock options	274,046	—	—	—	1,566	—	—	1,566
Stock issuance upon vesting of restricted stock units	2,057,539	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	102,856	—	—	—	2,444	—	—	2,444
Common stock repurchases under stock repurchase program	—	—	3,996,483	(100,343)	—	—	—	(100,343)
Stock-based compensation	—	—	—	—	52,601	—	—	52,601
Other comprehensive loss	—	—	—	—	—	(936)	—	(936)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(4,100)	—	944	(3,156)
Balance, October 31, 2025	118,431,293	$59	3,996,483	$(100,343)	$1,526,923	$(760)	$(384,391)	$1,041,488
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2024	2025
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(19,268)	$(3,156)
Net loss and adjustment attributable to redeemable non-controlling interest	1,796	4,069
Net income (loss)	(17,472)	913
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,132	31,998
Non-cash operating lease costs	3,844	3,123
Amortization of costs capitalized to obtain revenue contracts	8,724	11,024
Amortization of debt issuance costs	60	215
Stock-based compensation	53,015	52,681
Change in fair value of contingent consideration	—	400
Deferred income taxes	(2,496)	2,579
Provision for bad debt	25	150
Net foreign currency gains	(658)	(14,178)
Gains on investments	—	(1,652)
Loss on disposal of long-lived assets	35	463
Change in operating assets and liabilities:
Accounts receivable	50,184	63,080
Costs capitalized to obtain revenue contracts	(13,199)	(12,445)
Prepaid expenses and other assets	656	1,482
Accounts payable	55	(897)
Accrued expenses and other liabilities	(148)	(12,807)
Deferred revenue	(41,604)	(46,066)
Operating lease liabilities	(2,936)	(3,134)
Other long term liabilities	1,001	198
Net cash provided by operating activities	65,218	77,127
Cash flows from investing activities
Acquisition of business, net of cash acquired	(90,839)	(50,263)
Acquisition of assets	(450)	—
Purchases of property and equipment	(1,466)	(7,040)
Sale of investment	—	3,684
Net cash used in investing activities	(92,755)	(53,619)
Cash flows from financing activities
Repurchases of common stock	—	(100,080)
Proceeds from borrowings on revolving credit facility	241,000	102,500
Payments on revolving credit facility	(75,000)	(65,000)
Payments of debt issuance costs	(1,382)	—
Exercise of stock options	2,223	1,566
Stock issuance under the employee stock purchase plan	2,514	2,444
Principal payments on financing obligations	(916)	(1,245)
Net cash provided by (used in) financing activities	168,439	(59,815)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(93)	2,922
Net increase (decrease) in cash, cash equivalents, and restricted cash	140,809	(33,385)
Cash, cash equivalents, and restricted cash, beginning of period	117,444	121,267
Cash, cash equivalents, and restricted cash, end of period	$258,253	$87,882

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2024	2025
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$257,894	$87,590
Restricted cash included in prepaid expenses and other current assets	—	134
Restricted cash included in long-term prepaid expenses and other assets	359	158
Total cash, cash equivalents, and restricted cash, end of period	$258,253	$87,882

Supplemental disclosure of cash flow information
Cash paid for interest	$4,846	$12,323
Cash paid for taxes, net of refunds	2,770	3,504
Supplemental disclosure of noncash investing and financing activities
Fair value of contingent consideration in connection with business acquisition in accrued expenses and other current liabilities	$—	$8,100
Measurement period adjustments relating to business acquisitions	—	10,413
Noncash consideration in connection with business acquisition for settlement of a preexisting contract	—	1,354
Excise tax on repurchases of common stock	—	263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Summary of Business and Significant Accounting Policies
Description of Business: nCino, Inc., together with its subsidiaries (collectively “the Company”), is a software-as-a-service (“SaaS”) company that provides software solutions to financial institutions (“FI”) to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in North America, Europe, Asia Pacific and South Africa.
Fiscal Year End: The Company’s fiscal year ends on January 31. References to fiscal year 2026, for example, refer to the fiscal year ended January 31, 2026.
Principles of Consolidation and Basis of Presentation: The financial information presented in the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with applicable rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 1, 2025. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a VIE. nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investments, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements, except for cash which is reflected on the unaudited condensed consolidated balance sheets. See Note 2 “Variable Interest Entity and Redeemable Non-Controlling Interest” for additional information regarding the Company’s variable interest.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2025 and October 31, 2025. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of both January 31, 2025 and October 31, 2025, no individual customer represented more than 10% of accounts receivable. For the three and nine months ended October 31, 2024 and 2025, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash consists of deposits held as collateral for the Company’s bank guarantees issued in place of security deposits for certain property leases and credit cards at January 31, 2025 and only for certain property leases at October 31, 2025. Restricted cash is included in long-term prepaid expenses and other assets on the consolidated balance sheets at January 31, 2025 and in prepaid expenses and other current assets and long-term prepaid expenses and other assets at October 31, 2025 in the unaudited condensed consolidated balance sheets.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Balance, beginning of period	$1,204	$1,248	$1,451	$1,229
Charged to (recovery of) bad debt expense	—	(3)	25	150
Charged to deferred revenue	—	—	—	20
Write-offs and other	(32)	—	(304)	(156)
Translation adjustments	—	—	—	2
Balance, end of period	$1,172	$1,245	$1,172	$1,245
Investments: The Company’s investments are non-marketable equity investments without readily determinable fair value and for which the Company does not have control or significant influence. The investments are measured at cost with

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
adjustments for observable changes in price or impairment as permitted by the measurement alternative. The Company assesses at each reporting period if the investments continue to qualify for the measurement alternative. Gains or losses resulting from observable price changes are recognized currently in Other income (expense), net on the Company’s unaudited condensed consolidated statements of operations. The Company assesses the investments whenever events or changes in circumstances indicate that the carrying value of the investments may not be recoverable.
Foreign Currency: The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into United States (“U.S.”) dollars are recorded as a separate component on the unaudited condensed consolidated statements of comprehensive loss recorded in foreign currency translation line item. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Foreign currency transaction gains and losses due to transactions denominated in a currency other than the functional currency are included in other income (expense), net in the unaudited condensed consolidated statements of operations and were $0.5 million and $0.2 million for the three months ended October 31, 2024 and 2025, respectively, and $(0.2) million and $15.3 million for the nine months ended October 31, 2024 and 2025, respectively, primarily related to remeasurement of various intercompany loans.
Recent Accounting Pronouncements Not Yet Adopted: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments to enhance existing income tax disclosure requirements, primarily related to the rate reconciliation and income taxes paid disclosures. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the ASU retrospectively. Early adoption is permitted. The Company expects to adopt 2023-09 in its consolidated financial statements for the fiscal year ended January 31, 2026. The adoption will require certain additional disclosures in the notes to the Company’s consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance includes amendments that provide a practical expedient for measuring credit losses on current accounts receivable and current contract assets under ASC 606 - Revenue from Contracts with Customers. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes certain aspects of the accounting for, and disclosure of, internal-use software costs. The ASU removes all references to software development project stages so that the guidance is neutral to different software development methods and clarifies the threshold entities apply to begin capitalizing costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
Note 2. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. In October 2023, the Company made a

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company’s ownership of 51%. As of October 31, 2025, the Company controls a majority of the outstanding common stock in nCino K.K.
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
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Balance, beginning of period	$4,133	$10,345	$3,428	$8,286
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(186)	(33)	(409)	(31)
Foreign currency translation	5	6	3	—
Adjustment to redeemable non-controlling interest	1,286	2,109	2,205	4,100
Stock-based compensation expense(1)	5	8	16	80
Balance, end of period	$5,243	$12,435	$5,243	$12,435
(1) nCino K.K. stock options granted in accordance with nCino K.K.’s equity incentive plan.
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2025 and October 31, 2025 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company’s revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2025 and October 31, 2025 and indicates the fair value

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,841	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	339	—	—
Total assets	$39,180	$—	$—

	Fair value measurements on a recurring basis as of October 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$20,688	$—	$—
Time deposits (included in prepaid expenses and other current assets)	134	—	—
Time deposits (included in long-term prepaid expenses and other assets)	158	—	—
Total assets	$20,980	$—	$—
Liabilities:
Contingent consideration (included in accrued expenses and other current liabilities)	$—	$—	$8,500
Total liabilities	$—	$—	$8,500
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
The following table summarizes the change in fair value of the contingent consideration with significant unobservable inputs:

Balance, January 31, 2025	$—
Contingent consideration in connection with business acquisition	8,100
Changes in fair value	400
Balance, October 31, 2025	$8,500
The contingent consideration consists of the potential earn-out payment related to the Company’s acquisition of Alphapack, Co. dba Sandbox Banking (“Sandbox Banking”) on February 7, 2025 and has a maximum potential payment of $10.0 million. The fair value of the contingent consideration was determined using a probability weighted discounted cash flow model. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. This contingent liability was classified as Level 3 within the fair value hierarchy. Changes in fair values of contingent consideration are recognized in general and administrative expenses on the Company’s unaudited condensed consolidated statement of operations.
The unobservable inputs used in the valuation as of October 31, 2025 included expected payment in the first half of fiscal 2027, a weighted average expected achievement percentage of 86.7%, and a discount rate of 6.7%.
There were no transfers between levels of the fair value hierarchy during the three and nine months ended October 31, 2024 and 2025.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company’s assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. Unrealized gains as a result of an observable price change were $0.0 million and $0.5 million for

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
the nine months ended October 31, 2024 and 2025, respectively. Cumulative unrealized gains were $0.7 million for investments accounted for under the measurement alternative as of October 31, 2025. There was no impairment recognized for the three and nine months ended October 31, 2024 and 2025. Realized gains from the sale of an investment reflects the difference between the sales proceeds and the carrying value of the investment at the beginning of the period or the purchase date, if later. Realized gains were $0.0 million and $1.2 million for the nine months ended October 31, 2024 and 2025, respectively. See Note 12 “Related-Party Transactions” for additional information on the sale of an investment.
Note 4. Revenues
Disaggregation of Revenue
Disaggregated revenues by source and geographic region were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
United States
Subscriptions - non-mortgage	$76,272	$84,483	$225,011	$247,721
Subscriptions - mortgage	20,639	21,060	55,478	60,883
Professional services and other	12,280	13,061	35,868	37,857
Total United States	109,191	118,604	316,357	346,461
International
Subscriptions	22,983	27,868	63,722	81,147
Professional services and other	6,623	5,691	19,208	17,507
Total International	29,606	33,559	82,930	98,654
Total Revenue	$138,797	$152,163	$399,287	$445,115
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
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2025 and October 31, 2025:

	As of January 31, 2025	As of October 31, 2025
Trade accounts receivable	$122,394	$64,411
Unbilled accounts receivable	23,662	22,494
Allowance for doubtful accounts	(1,229)	(1,245)
Other accounts receivable	1,960	1,288
Total accounts receivable, net	$146,787	$86,948

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the nine months ended October 31, 2025, $190.9 million of revenues were recognized out of the deferred revenue balance as of January 31, 2025.
Remaining performance obligations were $1.2 billion as of October 31, 2025. The Company expects to recognize approximately 69% of its remaining performance obligation as revenues in the next 24 months, approximately 26% more in the following 25 to 48 months, and the remainder thereafter.
Note 5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31, 2025	As of October 31, 2025
Prepaid expenses	$19,729	$18,174
Other current assets	1,343	1,568
Prepaid expenses and other current assets	$21,072	$19,742
Property and equipment, net
Property and equipment, net consisted of the following:

	As of January 31, 2025	As of October 31, 2025
Furniture and fixtures	$11,712	$11,850
Computers and equipment	7,193	6,544
Buildings and land	56,379	56,379
Leasehold improvements	28,046	30,143
Construction in progress	627	—
Total property and equipment, gross	103,957	104,916
Less accumulated depreciation	(29,004)	(28,581)
Total property and equipment, net	$74,953	$76,335
The Company recognized depreciation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Cost of subscription revenues	$124	$107	$366	$333
Cost of professional services and other revenues	322	350	991	1,034
Sales and marketing	316	324	981	940
Research and development	602	493	1,830	1,583
General and administrative	192	166	576	527
Total depreciation expense	$1,556	$1,440	$4,744	$4,417

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31, 2025	As of October 31, 2025
Contingent consideration liability	$—	$8,500
Accrued compensation and benefits	23,626	16,481
Accrued expenses	16,239	12,555
Accrued expenses and other current liabilities	$39,865	$37,536
Note 6. Business Combinations
DocFox, Inc. (“DocFox”)
On March 20, 2024 (the “DocFox Acquisition Date”), the Company acquired the outstanding equity interests of DocFox, which provides a solution to automate onboarding experiences for commercial and business banking. The Company acquired DocFox for its complementary product set, which helps simplify and automate the onboarding and account opening process. The Company has included the financial results of DocFox in the unaudited condensed consolidated statements of operations from the DocFox Acquisition Date. Including the $2.0 million in post combination expense referenced below, transaction costs associated with the DocFox acquisition were approximately $3.9 million and were recorded in general and administrative expenses.
The Company paid a total of $74.3 million in cash as of the DocFox Acquisition Date. Included in the total cash paid was $6.2 million for DocFox common stock options that were cash settled on the DocFox Acquisition Date. The $6.2 million fair value of the DocFox common stock options was allocated between consideration transferred and post combination expense in the amounts of $4.2 million and $2.0 million, respectively. As there was no future service requirement due to accelerated vesting of these options, the entire $2.0 million, included within general and administrative expenses, was recorded as transaction cost immediately following the acquisition and not in consideration transferred. The estimated fair value of the consideration transferred was $72.4 million on the DocFox Acquisition Date.
In addition, the Company issued 198,505 Restricted Stock Units (“RSUs”) with an approximate fair value of $6.1 million to certain employees of DocFox, which will vest over four years subject to such employees’ continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and has been excluded from the purchase consideration.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the fair values of assets acquired and liabilities assumed as of the DocFox Acquisition Date:

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
Developed technology represents the fair value of DocFox’s technology, customer relationships represent the fair value of the underlying relationships with DocFox’s customers, and trade names represents the fair value of DocFox’s company name.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not deductible for tax.
The Company has not disclosed pro-forma revenue and earnings attributable to DocFox as they did not have a material effect on the Company’s consolidated financial statements.
Integrated Lending Technologies, LLC (“ILT”)
On April 1, 2024 (the “ILT Acquisition Date”), the Company acquired all outstanding membership interests of ILT, which provides consumer loan origination software that streamlines direct and indirect lending operations. The Company acquired ILT for its complementary products. The Company has included the financial results of ILT in the unaudited condensed consolidated statements of operations from the ILT Acquisition Date. Transaction costs associated with the ILT acquisition were approximately $0.9 million and were recorded in general and administrative expenses.
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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the ILT Acquisition Date:

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
Developed technology represents the fair value of ILT’s technology, customer relationships represent the fair value of the underlying relationships with ILT’s customers, and trade name represents the fair value of ILT’s company name.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce and approximately $11.1 million is deductible for tax purposes.
The Company has not disclosed pro-forma revenue and earnings attributable to ILT as they did not have a material effect on the Company’s consolidated financial statements.
Artesian Solutions Limited (“FullCircl”)
On November 5, 2024 (the “FullCircl Acquisition Date”), the Company acquired the outstanding equity interests of FullCircl, which provides an onboarding and customer lifecycle intelligence platform. The Company acquired FullCircl for its complementary products. The Company has included the financial results of FullCircl in the unaudited condensed consolidated statements of operations from the FullCircl Acquisition Date. Transaction costs associated with the FullCircl acquisition were approximately $3.6 million and were recorded in general and administrative expenses.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
In addition, the Company issued 52,877 RSUs with an approximate fair value of $2.0 million to certain employees of FullCircl, which will vest over four years subject to such employees’ continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and has been excluded from the purchase consideration.
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
During the six months ended July 31, 2025, the Company recorded measurement period adjustments that included a $9.4 million adjustment to decrease goodwill for a $9.4 million deferred income tax adjustment. No additional adjustments were made in the third quarter ended October 31, 2025.
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
Developed technology represents the preliminary fair value of FullCircl’s technology, customer relationships represent the preliminary fair value of the underlying relationships with FullCircl’s customers, and trade names represents the preliminary fair value of FullCircl’s company name. The Company continues to assess the rates used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships and trade name and customer attrition rate for customer relationships.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not expected to be deductible for tax.
The Company has not disclosed pro-forma revenue and earnings attributable to FullCircl as they did not have a material effect on the Company’s consolidated financial statements.
Sandbox Banking
On February 7, 2025 (the “Sandbox Acquisition Date”), the Company acquired the outstanding equity interests of Sandbox Banking, a digital transformation leader serving the financial services industry. The Company acquired Sandbox Banking to strengthen the Company’s ability to enhance data connectivity. The Company has included the financial results of Sandbox Banking in the unaudited condensed consolidated statements of operations from the Sandbox Acquisition Date. Transaction costs associated with the Sandbox Banking acquisition were approximately $1.4 million and were recorded in general and administrative expenses.
The Sandbox Acquisition Date fair value of the consideration transferred is as follows:

Fair Value
Cash consideration (net of working capital adjustments)	$53,488
Noncash consideration for settlement of preexisting contract	1,354
Contingent consideration	8,100
$62,942
As of April 30, 2025, the cash consideration and working capital adjustments were finalized, resulting in final net cash consideration of $53.5 million after working capital adjustments of $0.5 million.
The preliminary purchase price also includes $8.1 million of contingent consideration whereby the Company may be required to pay up to $10.0 million subject to the achievement of certain targets over 18 months, subject to revision. Three earn-outs are payable based on achieving a certain increase in annual contract value, achieving connectivity between defined systems for certain customers and achieving defined development work. See Note 3 “Fair Value Measurements” for additional information on the fair value of the contingent consideration.
In addition, the Company issued 91,160 RSUs, in May 2025, with an approximate fair value of $2.1 million to certain employees of Sandbox Banking, which will vest over four years subject to such employees’ continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and has been excluded from the purchase consideration.

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
Due to the timing of the transaction, initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2026, but no later than one year from the Sandbox Acquisition Date. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and with the assistance of independent third-party valuations and will continue to adjust those estimates as additional information becomes available, valuations are finalized and the tax returns for the pre-acquisition period are completed. The primary areas of the acquisition accounting that remain preliminary relate to, but are not limited to, (i) finalizing the review and valuation of intangible assets (including key assumptions, inputs and estimates), (ii) finalizing the Company’s review of certain assets acquired and liabilities assumed, (iii) finalizing the evaluation and valuation of certain legal matters and/or loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, (iv) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities, including uncertain tax positions, and (v) finalizing the Company’s review of the acquired contracts and related contract assets and liabilities. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
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
Developed technology represents the preliminary fair value of Sandbox Banking’s technology, customer relationships represent the preliminary fair value of the underlying relationships with Sandbox Banking’s customers, and trade names represent the preliminary fair value of Sandbox Banking’s company name. The Company continues to assess the rates used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships and trade name and customer attrition rate for customer relationships.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not expected to be deductible for tax.
The financial results of Sandbox Banking since the Sandbox Acquisition Date are included in the Company’s unaudited condensed consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to Sandbox Banking as they did not have a material effect on the Company’s consolidated financial statements.
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2025	$1,019,375
Acquisitions	53,830
Measurement period adjustments	(10,413)
Translation adjustments	8,360
Balance, October 31, 2025	$1,071,152
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2025			As of October 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$97,029	$(49,819)	$47,210	$102,053	$(65,135)	$36,918
Customer relationships	139,315	(33,315)	106,000	149,788	(44,240)	105,548
Trademarks and trade name	1,461	(615)	846	1,938	(1,830)	108
Other	1,369	(854)	515	1,369	(1,102)	267
	$239,174	$(84,603)	$154,571	$255,148	$(112,307)	$142,841
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Cost of subscription revenues	$4,404	$5,111	$12,926	$15,301
Cost of professional services and other revenues	82	—	247	165
Sales and marketing	2,871	4,040	8,215	12,115
Total amortization expense	$7,357	$9,151	$21,388	$27,581

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The expected future amortization expense for intangible assets as of October 31, 2025 is as follows:

Fiscal 2026 (remaining three months)	$8,850
Fiscal 2027	33,968
Fiscal 2028	19,501
Fiscal 2029	19,401
Fiscal 2030	17,085
Thereafter	44,036
$142,841
The expected amortization expense is an estimate, actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 8. Stockholders’ Equity
Stock Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock (the “Stock Repurchase Program”). The Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transaction, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The Stock Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors.
The following table summarizes the stock repurchase activity under the Company’s Stock Repurchase Program (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Total number of shares repurchased	—	1,423,701	—	3,996,483
Average price per share(1)	$—	$27.71	$—	$25.02
Aggregate purchase price(1)	$—	$39,454	$—	$100,000
(1) Excludes transaction costs and excise tax associated with the repurchases, if any.
All repurchases were made in open market transactions.
As of October 31, 2025, the Company had completed the purchase authorization under the Stock Repurchase Program.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock Options
Stock option activity for the nine months ended October 31, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2025	811,602	$7.22
Expired or forfeited	(1,627)	14.70
Exercised	(274,046)	5.67
Outstanding, October 31, 2025	535,929	$7.99
Exercisable, October 31, 2025	535,929	$7.99
Fully vested or expected to vest, October 31, 2025	535,929	$7.99
Restricted Stock Units
RSU activity during the nine months ended October 31, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2025	6,105,459	$32.78
Granted	3,664,333	24.75
Vested	(2,057,539)	33.71
Forfeited	(941,732)	30.79
Nonvested, October 31, 2025	6,770,521	$28.47
As of October 31, 2025, total unrecognized compensation expense related to non-vested RSUs was $153.3 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.79 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan (“ESPP”) began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the nine months ended October 31, 2024 and 2025 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Nine Months Ended October 31,
	2024	2025
Expected life (in years)	0.50	0.50
Expected volatility	38.70% - 38.91%	40.74% - 46.91%
Expected dividends	0.00%	0.00%
Risk-free interest rate	5.24% - 5.37%	4.25% - 4.29%

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Stock-Based Compensation Expense
Stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Cost of subscription revenues	$733	$804	$2,088	$2,298
Cost of professional services and other revenues	2,940	3,230	8,699	9,299
Sales and marketing	4,394	4,008	12,534	10,682
Research and development	4,208	4,096	13,720	11,896
General and administrative	5,696	6,113	15,974	18,506
Total stock-based compensation expense	$17,971	$18,251	$53,015	$52,681
Note 9. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through December 2034, some of which include options to extend for up to one year. See Note 15 “Restructuring” regarding lease terminations in connection with the Restructuring Plan.
The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Operating lease expense	$1,418	$1,094	$4,144	$3,916
Variable lease expense	657	704	1,927	1,999
Short-term lease expense	41	58	189	185
Sublease income	(232)	—	(232)	(174)
Total lease expense	$1,884	$1,856	$6,028	$5,926
Supplemental cash flow information related to operating leases were as follows:

	Nine Months Ended October 31,
	2024	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$3,236	$3,927
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	810	1,533
Operating lease right-of-use assets and operating lease liabilities reductions related to operating lease terminations or modifications	1,947	2,102
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating lease liabilities as of October 31, 2025 were 7.02 years and 6.8%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of October 31, 2025 were as follows:

Operating Leases
Fiscal 2026 (remaining three months)	$1,187
Fiscal 2027	4,358
Fiscal 2028	2,381
Fiscal 2029	1,739
Fiscal 2030	1,292
Thereafter	7,015
Total lease liabilities	17,972
Less: imputed interest	(3,708)
Total lease obligations	14,264
Less: current obligations	(4,124)
Long-term lease obligations	$10,140
Note 10. Revolving Credit Facility
On February 11, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”), by and among the Company, nCino OpCo (the “Borrower”), certain subsidiaries of the Company as guarantors, and Bank of America, N.A. as lender (the “Lender”), pursuant to which the Lender provided to the Borrower a senior secured revolving credit facility of up to $50.0 million (the “2022 Credit Facility”). The 2022 Credit Facility included borrowing capacity available for letters of credit subject to a sublimit of $7.5 million. Any issuance of letters of credit would have reduced the amount available under the 2022 Credit Facility. The Company was also required to maintain at least $5.0 million of the Company’s cash and/or marketable securities with the Lender.
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
Borrowings under the 2022 Credit Facility accrued interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.3125%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.3125%, in each case with such margin subject to a step down based on achievement of a certain leverage ratio. The Company was also required to pay an unused commitment fee to the Lender of 0.30% of the average daily unutilized commitments (with a step down based on achievement of a certain leverage ratio). The Company was also required to pay customary letter of credit fees.
On October 28, 2024, the Company terminated the 2022 Credit Agreement above and entered into a new Credit Agreement (the “2024 Credit Agreement”), by and among the Company, nCino OpCo, Inc. (the “Borrower”), certain subsidiaries of the Company as guarantors, the lenders party thereto (the “Lenders”) and Bank of America, N.A. as administrative agent (the “Agent”). The 2024 Credit Agreement includes a senior secured revolving credit facility of up to $250.0 million (the “2024 Credit Facility”) with a maturity date of October 28, 2029. The 2024 Credit Facility includes borrowing capacity available for letters of credit subject to a sublimit of $45.0 million. Any issuances of letters of credit will reduce the amount available under the 2024 Credit Facility.
Borrowings under the 2024 Credit Facility bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step ups based on

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
certain leverage ratios. The Company is also required to pay an unused commitment fee to the Lenders of 0.25% of the average daily unutilized commitments (with step ups based on certain leverage ratios). The Company must also pay customary letter of credit fees.
The Company may repay amounts borrowed at any time without penalty. Borrowings under the 2024 Credit Facility may be reborrowed.
The 2024 Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default that are customary for loans of this type. The financial covenants require the Company and its subsidiaries on a consolidated basis to maintain (i) a Consolidated Total Leverage Ratio not in excess of 4.00:1.00 as of the end of any fiscal quarter, and (ii) a Consolidated Interest Coverage Ratio not less than 3.00:1.00 as of the end of any fiscal quarter, in each case, commencing with the fiscal quarter ended January 31, 2025.
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
As of January 31, 2025 and October 31, 2025, unamortized debt issuance costs were $1.4 million and $1.1 million, respectively, and are included in long-term prepaid expenses and other assets.
The Company had $166.0 million and $203.5 million outstanding and no letters of credit issued under the 2024 Credit Facility and was in compliance with all covenants as of January 31, 2025 and October 31, 2025, respectively. As of October 31, 2025, the applicable interest rate was 6.16%. The available borrowing capacity under the 2024 Credit Facility was $46.5 million as of October 31, 2025.
Note 11. Commitments and Contingencies
In addition to the operating lease commitments described in Note 9 “Leases,” the Company has additional contractual commitments as described further below.
Purchase Commitments
The Company’s purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily licenses and hosting services, entered into in the ordinary course of business.
Financing Obligations
The Company’s financing obligations consist of leases for the Company’s headquarters and parking deck in which the Company is deemed the owner of for accounting purposes. The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of October 31, 2025 is as follows:

	Purchase commitments	Financing obligations - leased facility
Fiscal 2026 (remaining three months)	$22,098	$1,169
Fiscal 2027	85,298	3,958
Fiscal 2028	77,042	—
Fiscal 2029	896	—
Fiscal 2030	—	—
Thereafter	—	—
Total	$185,334	$5,127
Residual financing obligations and assets		49,617
Less: amount representing interest		(3,137)
Financing obligations		$51,607
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company’s financing obligations as of October 31, 2025 was 5.7%.
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
Note 12. Related-Party Transactions
On November 1, 2022, the Company’s wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) (“Zest AI”), a private company, and is included in investments on the Company’s consolidated balance sheets for $2.5 million as of January 31, 2025, and on the unaudited condensed consolidated balance sheets for $0.0 million as of October 31, 2025. The investment was considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company as of November 1, 2022, owned greater than ten percent of Zest AI.
During the first quarter of fiscal year 2026, we sold all our shares in Zest AI and recorded a realized gain of $1.2 million. At the time of this transaction, Zest AI was no longer considered a related party.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 13. Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period, net of treasury stock. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, non-vested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. There is no difference between the basic and diluted loss per share when there is a net loss because inclusion of potentially issuable shares would be anti-dilutive.
The components of basic and diluted net income (loss) per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to nCino, Inc.	$(5,252)	$6,539	$(19,268)	$(3,156)
Denominator
Weighted-average common shares outstanding	115,611,833	114,407,430	114,970,622	113,594,540
Basic net income (loss) per share attributable to nCino, Inc.	$(0.05)	$0.06	$(0.17)	$(0.03)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to nCino, Inc.	$(5,252)	$6,539	$(19,268)	$(3,156)
Denominator
Weighted-average common shares outstanding, basic	115,611,833	114,407,430	114,970,622	113,594,540
Effect of diluted stock options, unvested RSUs, and shares of common stock issuable under the ESPP	—	1,422,788	—	—
Weighted-average common shares outstanding, diluted	115,611,833	115,830,218	114,970,622	113,594,540
Diluted net income (loss) per share attributable to nCino, Inc.	$(0.05)	$0.06	$(0.17)	$(0.03)
The following potential outstanding common stock were excluded from the diluted net income (loss) per share computation because the effect would have been anti-dilutive:

	Nine Months Ended October 31,
	2024	2025
Stock options issued and outstanding	920,412	535,929
Nonvested RSUs issued and outstanding	6,367,467	6,770,521
Shares issuable pursuant to the ESPP	77,914	88,428

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 14. Segment Information
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information on a consolidated basis. The Company brings together people and data to enable financial institutions to enhance strategic decision-making, risk management, and customer satisfaction through the selection of intelligent solutions provided by the nCino Platform as a SaaS company. As such, the Company has one operating and reportable segment. The CODM uses consolidated net income (loss) in deciding how to make operating decisions, allocate resources, and assess performance, including whether to reinvest profits into the existing business or to use in other ways, such as for acquisitions.

The following table presents selected financial information that is provided to our CODM:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Revenues	$138,797	$152,163	$399,287	$445,115
Less:
Adjusted cost of revenues(1)	45,586	49,332	134,896	148,581
Adjusted sales and marketing expense(1)	22,464	24,984	68,738	78,753
Adjusted research and development expense(1)	28,831	25,211	83,571	80,937
Adjusted general and administrative expense(1)	13,874	12,777	40,297	42,145
Interest income	(482)	(339)	(1,408)	(1,269)
Interest expense	1,653	4,335	4,965	13,229
Adjusted other (income) expense, net(2)	208	(21)	236	(1,885)
Other segment items(3)	28,226	27,964	84,104	78,663
Income tax provision (benefit)	2,589	(695)	1,360	5,048
Net income (loss)	$(4,152)	$8,615	$(17,472)	$913

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
(3) Other segment items are the adjustments described in the notes above.
Revenues by geographic region were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
United States	$109,191	$118,604	$316,357	$346,461
United Kingdom	13,248	18,272	39,134	55,146
Other	16,358	15,287	43,796	43,508
	$138,797	$152,163	$399,287	$445,115
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. For the three and nine months ended October 31, 2024 and 2025, only the United Kingdom, in addition to the United States, represented 10% or more of total revenues for the periods presented.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, net by geographic region were as follows:

	As of January 31, 2025	As of October 31, 2025

United States	$79,115	$71,187
United Kingdom	9,760	16,228
Other	2,104	1,846
	$90,979	$89,261
Note 15. Restructuring
In the second quarter of fiscal 2026, the Company announced a workforce reduction of approximately 7% and office space reductions in certain markets (collectively, the “Restructuring Plan”) in furtherance of its efforts to improve operational efficiencies. The Company substantially completed the Restructuring Plan during the second quarter of fiscal 2026. An additional $0.1 million was recorded in the third quarter, and the Company expects to finalize the process in fiscal 2026, subject to local law and consultation requirements.
Our restructuring costs consist primarily of severance and termination benefits, exit costs and asset write-offs. Severance costs generally include severance payments, out placement services, health insurance coverage and employer tax liabilities. Exit costs primarily consist of lease exit and contract termination costs. Lease termination costs include $1.7 million in lease termination payments, offset by a $0.6 million gain to derecognize the operating lease right-of-use assets and operating lease liabilities.
The Company’s restructuring charges for the nine months ended October 31, 2025 were as follows:

	Severance Costs	Exit Costs	Asset Write-offs	Total
Cost of subscription revenues	$426	$53	$17	$496
Cost of professional services and other revenues	537	139	46	722
Sales and marketing	1,288	128	42	1,458
Research and development	3,732	221	73	4,026
General and administrative	1,080	1,192	1,155	3,427
Total restructuring charges	$7,063	$1,733	$1,333	$10,129
The activity of the Restructuring Plan liabilities was as follows:

Balance at January 31, 2025	$—
Charges incurred	10,129
Cash payments	(8,043)
Non-cash items	(674)
Balance at October 31, 2025	$1,412
Restructuring Plan liabilities are included in our unaudited condensed consolidated balance sheets as follows:

As of October 31, 2025
Included in accrued expenses and other current liabilities	$1,104
Included in other long-term liabilities	308
Total	$1,412

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on April 1, 2025. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to "fiscal 2026" refer to the fiscal year ended January 31, 2026.
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
nCino’s trusted platform enables FIs to consolidate vendors while optimizing operations by integrating artificial intelligence (“AI”) and actionable insights to cohesively bring together people and data and thereby enhance strategic decision-making, risk management, and customer satisfaction.
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
nCino was originally founded in a bank to improve that institution’s operations and client service. After realizing that virtually all banks and credit unions face the same problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce which made it difficult to maintain relevancy in their clients’ lives— nCino was spun out as a separate company in late 2011 to help more institutions solve these challenges using cloud-based technology.
We initially focused on developing the nCino Platform to transform commercial and small business lending for community and regional banks in the U.S. We scaled the platform to enterprise banks in the U.S. in 2014, and then internationally in 2017. We have subsequently expanded across North America, Europe, the Middle East, Japan and Asia-Pacific (“APAC”).
nCino’s approach to market expansion includes strategically building products and acquiring technology to continue to fulfill a platform vision. Over the years, we built and enhanced products internally to ensure innovation and seamless integration across key solution lines of commercial, small business, and consumer banking. Through the strategic acquisitions of SimpleNexus, DocFox, FullCircl, ILT, Visible Equity, FinSuite and most recently, Sandbox Banking, we significantly augmented nCino’s Platform capabilities for mortgage lending, onboarding, account opening, indirect auto lending, and advanced analytics and AI. This approach has allowed us to create a unified platform of best-in-class intelligent solutions, enabling FIs to replace multiple legacy systems, connect their operations, and streamline workflows and processes across various business lines to achieve desired impact and process improvement.

We generally offer the nCino Platform on a subscription basis pursuant to non-cancellable multi-year contracts that are typically three to five years in duration. nCino has evolved from a single product workflow solution to a platform of best-in-class, intelligent solutions. Our new Intelligent Solution Framework pricing model helps ensure the value-based positioning and pricing of our products and creates an opportunity to embed intelligence into all our solutions. Starting in fiscal 2025, by moving away from a seat-based pricing model to pricing directly correlated to the FI’s assets, transaction or processing volumes, we began to more directly align our revenues to the usefulness the nCino Platform provides as nCino creates efficiencies for our customers.
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of October 31, 2025, we had 182 sales and sales support personnel in the U.S. and 133 sales and support personnel in offices outside the U.S.
To help customers go live with our solutions, we offer professional services including configuration and implementation, training, and advisory services. For enterprise FIs, we generally work with system integration (“SI”) partners such as Accenture, Deloitte, and PwC for the delivery of professional services for the nCino Platform. For regional FIs, we work with SIs such as West Monroe Partners, and for community banks, we work with SIs or perform configuration and implementation ourselves. We expect enterprise FIs to make up a greater proportion of our nCino Platform sales.
Current Events
Effective February 1, 2025, Pierre Naudé retired as the Company’s Chairman and Chief Executive Officer and Sean Desmond was appointed to succeed Mr. Naudé as the Company’s new President and Chief Executive Officer and as a member of the Company’s Board of Directors. On the same date, Mr. Naudé was appointed Executive Chairman of the Board.
On February 7, 2025, (the “Sandbox Acquisition Date”) we acquired Alphapack, Co. dba Sandbox Banking (“Sandbox Banking”), a digital transformation leader serving the financial services industry, for an aggregate purchase price of $62.9 million, inclusive of an additional earn-out opportunity of up to $10.0 million. This acquisition strengthens our ability to enhance data connectivity and streamline operations for banks and credit unions through an industry-leading Integration Platform as a Service (“iPaaS”) solution for a more intelligent and harmonious technology platform. See Note 6 “Business Combinations” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock (the “Stock Repurchase Program”). During the three and nine months ended October 31, 2025, we repurchased 1.4 million and 4.0 million shares of our outstanding common stock for $39.5 million and $100.0 million, respectively, excluding transaction costs and excise tax associated with the repurchases. As of October 31, 2025, no amounts remain available for future repurchases under the Stock Repurchase Program. See Note 8 “Stockholders’ Equity” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We funded the purchase of Sandbox Banking and our purchases under the Stock Repurchase Program primarily through borrowings under our credit facility.
On May 27, 2025, we announced the Restructuring Plan in furtherance of our efforts to improve operational efficiencies. We incurred charges of $10.1 million for the nine months ended October 31, 2025 in connection with the Restructuring Plan. See Note 15 “Restructuring” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
For the three months ended October 31, 2024 and 2025, our total revenues were $138.8 million and $152.2 million, respectively, representing a 9.6% increase. For the three months ended October 31, 2024 and 2025, our subscription revenues were $119.9 million and $133.4 million, respectively, representing an 11.3% increase. We recorded net income attributable to nCino, Inc. of $6.5 million for the three months ended October 31, 2025, compared to a net loss attributable to nCino, Inc. of $5.3 million for the three months ended October 31, 2024. For the nine months ended October 31, 2024 and 2025, our total revenues were $399.3 million and $445.1 million, respectively, representing an 11.5% increase. For the nine months ended October 31, 2024 and 2025, our subscription revenues were $344.2 million and $389.8 million, respectively, representing a 13.2% increase. We recorded net loss attributable to nCino, Inc. of $3.2 million for the nine months ended October 31, 2025, compared to net loss attributable to nCino, Inc. of $19.3 million for the nine months ended October 31, 2024. Our total subscription revenues include an aggregate of $5.2 million from FullCircl and Sandbox Banking for the three months ended October 31, 2025 and $16.1 million for the nine months ended October 31, 2025. We have included the financial results of Sandbox Banking in the unaudited condensed consolidated financial statements from the Sandbox Acquisition Date. For fiscal 2026, our financial results also include the operating results of our fiscal 2025 acquisitions of DocFox, ILT, and FullCircl from their acquisition dates of March 20, 2024, April 1, 2024, and November 5, 2024, respectively.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. Our ability to successfully implement our new asset-based pricing model that formally started in fiscal 2025 will also be a key driver. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 22.1% of total revenues for the three months ended October 31, 2025 and 22.2% for the nine months ended October 31, 2025. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs. We capitalize incremental costs incurred to obtain contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately four years. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows and other event expenses, amortization of intangible assets, and allocated overhead. We expect sales and marketing expenses to increase as a percentage of revenues as we expand more into credit unions in the U.S. and on the European continent.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three and nine months ended October 31, 2024 and 2025 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025(1)	2024	2025(1)
($ in thousands)
Revenues:
Subscription revenues	$119,894	$133,411	$344,211	$389,751
Professional services and other revenues	18,903	18,752	55,076	55,364
Total revenues	138,797	152,163	399,287	445,115
Cost of revenues:
Cost of subscription revenues	33,769	37,426	98,916	111,543
Cost of professional services and other revenues	19,976	21,051	59,940	65,319
Total cost of revenues	53,745	58,477	158,856	176,862
Gross profit	85,052	93,686	240,431	268,253
Operating expenses:
Sales and marketing	29,729	33,107	89,487	103,343
Research and development	33,039	29,541	97,291	97,549
General and administrative	23,108	19,322	66,046	66,454
Total operating expenses	85,876	81,970	252,824	267,346
Income (loss) from operations	(824)	11,716	(12,393)	907
Non-operating income (expense):
Interest income	482	339	1,408	1,269
Interest expense	(1,653)	(4,335)	(4,965)	(13,229)
Other income (expense), net	432	200	(162)	17,014
Income (loss) before income taxes	(1,563)	7,920	(16,112)	5,961
Income tax provision (benefit)	2,589	(695)	1,360	5,048
Net income (loss)	(4,152)	8,615	(17,472)	913
Net loss attributable to redeemable non-controlling interest	(186)	(33)	(409)	(31)
Adjustment attributable to redeemable non-controlling interest	1,286	2,109	2,205	4,100
Net income (loss) attributable to nCino, Inc.	$(5,252)	$6,539	$(19,268)	$(3,156)
(1) Includes the operating results of DocFox, ILT, FullCircl and Sandbox Banking from the DocFox Acquisition Date, the ILT Acquisition Date, FullCircl Acquisition Date and the Sandbox Acquisition Date, respectively, see Note 6 “Business Combinations” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The Company recognized stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2024	2025	2024	2025
Cost of subscription revenues	$733	$804	$2,088	$2,298
Cost of professional services and other revenues	2,940	3,230	8,699	9,299
Sales and marketing	4,394	4,008	12,534	10,682
Research and development	4,208	4,096	13,720	11,896
General and administrative	5,696	6,113	15,974	18,506
Total stock-based compensation expense	$17,971	$18,251	$53,015	$52,681
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2024	2025	2024	2025
Cost of subscription revenues	$4,404	$5,111	$12,926	$15,301
Cost of professional services and other revenues	82	—	247	165
Sales and marketing	2,871	4,040	8,215	12,115
Total amortization expense	$7,357	$9,151	$21,388	$27,581

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2025	2024	2025
Revenues:
Subscription revenues	86.4%	87.7%	86.2%	87.6%
Professional services and other revenues	13.6	12.3	13.8	12.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	28.2	28.1	28.7	28.6
Cost of professional services and other revenues	105.7	112.3	108.8	118.0
Total cost of revenues	38.7	38.4	39.8	39.7
Gross profit	61.3	61.6	60.2	60.3
Operating expenses:
Sales and marketing	21.4	21.8	22.4	23.2
Research and development	23.8	19.4	24.4	21.9
General and administrative	16.6	12.7	16.5	14.9
Total operating expenses	61.8	53.9	63.3	60.0
Income (loss) from operations	(0.5)	7.7	(3.1)	0.3
Non-operating income (expense):
Interest income	0.3	0.2	0.4	0.3
Interest expense	(1.2)	(2.8)	(1.2)	(3.0)
Other income (expense), net	0.3	0.1	—	3.8
Income (loss) before income taxes	(1.1)	5.2	(3.9)	1.4
Income tax provision (benefit)	1.9	(0.5)	0.3	1.1
Net income (loss)	(3.0)%	5.7%	(4.2)%	0.3%

Comparison of the Three and Nine Months Ended October 31, 2024 and 2025
Revenues

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2024		2025		2024		2025
Revenues:
Subscription revenues	$119,894	86.4%	$133,411	87.7%	$344,211	86.2%	$389,751	87.6%
Professional services and other revenues	18,903	13.6	18,752	12.3	55,076	13.8	55,364	12.4
Total revenues	$138,797	100.0%	$152,163	100.0%	$399,287	100.0%	$445,115	100.0%
Subscription Revenues
Subscription revenues increased $13.5 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 48.0% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions, and 52.0% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended October 31, 2024. Subscription revenues were 87.7% of total revenues for the three months ended October 31, 2025 compared to 86.4% of total revenues for the three months ended October 31, 2024, primarily due to growth in our installed base.
Subscription revenues increased $45.5 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 57.7% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions, and 42.3% was attributable to initial revenues from customers who did not contribute to subscription revenues during the nine months ended October 31, 2024. Subscription revenues were 87.6% of total revenues for the nine months ended October 31, 2025 compared to 86.2% of total revenues for the nine months ended October 31, 2024, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues decreased $0.2 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily attributable to the mix of solutions being implemented and certain markets yielding lower effective bill rates.
Professional services and other revenues increased $0.3 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily attributable to the mix of solutions being implemented.
Cost of Revenues and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2024		2025		2024		2025
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$33,769	28.2%	$37,426	28.1%	$98,916	28.7%	$111,543	28.6%
Cost of professional services and other revenues	19,976	105.7	21,051	112.3	59,940	108.8	65,319	118.0
Total cost of revenues	$53,745	38.7	$58,477	38.4	$158,856	39.8	$176,862	39.7
Gross profit	$85,052	61.3%	$93,686	61.6%	$240,431	60.2%	$268,253	60.3%

Cost of Subscription Revenues
Cost of subscription revenues increased $3.7 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, generating a gross margin for subscription revenues of 71.9% and 71.8% for the three months ended October 31, 2025 and 2024, respectively. The dollar increase was primarily attributable to a $2.5 million increase in other data costs and a $0.5 million increase in costs related to Salesforce user fees as we continued to add new customers and sell additional functionality to existing customers. The increase also included a $0.7 million increase in amortization expense related to acquired intangible assets. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Platform grows.
Cost of subscription revenues increased $12.6 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, generating a gross margin for subscription revenues of 71.4% compared to a gross margin of 71.3% for the nine months ended October 31, 2024. The dollar increase was primarily attributable to a $8.0 million increase in other data costs and a $0.9 million increase in costs related to Salesforce user fees as we continued to add new customers and sell additional functionality to existing customers. The increase also included a $2.4 million increase in amortization expense related to acquired intangible assets, as well as a $1.1 million increase in personnel costs due to restructuring costs incurred in connection with the Restructuring Plan and compensation increases. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Platform grows.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $1.1 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, generating a gross margin for professional services and other revenues of (12.3)% compared to a gross margin of (5.7)% for the three months ended October 31, 2024. For the three months ended October 31, 2025, personnel costs, including stock-based compensation expense, increased $1.0 million compared to the three months ended October 31, 2024, primarily attributable to compensation increases. The increase also included a $0.3 million increase in allocated overhead primarily attributable to internal investments in AI technology. The decrease in our professional services and other gross margin for the three months ended October 31, 2025 was primarily attributable to strategic investments in expanding our professional service capabilities, coupled with lower effective billing and utilization rates.
Cost of professional services and other revenues increased $5.4 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, generating a gross margin for professional services and other revenues of (18.0)% compared to a gross margin of (8.8)% for the nine months ended October 31, 2024. For the nine months ended October 31, 2025, personnel costs, including stock-based compensation expense, increased $4.4 million compared to the nine months ended October 31, 2024, mainly from an increase in headcount primarily due to acquisitions and restructuring costs incurred in connection with the Restructuring Plan. The increase also included a $1.0 million increase in allocated overhead primarily attributable to internal investments in AI technology. The decrease in our professional services and other gross margin for the nine months ended October 31, 2025 was primarily attributable to strategic investments in expanding our professional service capabilities, coupled with lower effective billing and utilization rates.
Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2024		2025		2024		2025
Operating expenses:
Sales and marketing	$29,729	21.4%	$33,107	21.8%	$89,487	22.4%	$103,343	23.2%
Research and development	33,039	23.8	29,541	19.4	97,291	24.4	97,549	21.9
General and administrative	23,108	16.6	19,322	12.7	66,046	16.5	66,454	14.9
Total operating expenses	85,876	61.8	81,970	53.9	252,824	63.3	267,346	60.0
Income (loss) from operations	$(824)	(0.5)%	$11,716	7.7%	$(12,393)	(3.1)%	$907	0.3%
Sales and Marketing
Sales and marketing expenses increased $3.4 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily attributable to an increase of $1.5 million in allocated overhead, inclusive of a $1.2 million increase in amortization expenses for acquired intangible assets. The increase in sales and marketing expenses also included an increase of $1.3 million in personnel costs driven by an increase in headcount, mainly attributable to acquisitions, inclusive of a $0.4 million decrease in stock-based compensation expense. There was also a favorable prior year payroll tax adjustment in the amount of $0.5 million from certain of our foreign subsidiaries that did not recur in the current year in personnel costs. The increase in sales and marketing expenses also included $0.5 million in additional marketing costs.
Sales and marketing expenses increased $13.9 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily attributable to an increase of $6.3 million in personnel costs driven by an increase in headcount, mainly attributable to acquisitions, and restructuring costs incurred in connection with the Restructuring Plan, as well as compensation increases, inclusive of a $1.9 million decrease in stock-based compensation expense. There was also a favorable prior year payroll tax adjustment in the amount of $0.5 million from certain of our foreign subsidiaries that did not recur in the current year in personnel costs. The increase in sales and marketing expenses also included an increase of $4.7 million in allocated overhead, inclusive of a $3.9 million increase in amortization expenses for acquired intangible assets, a $3.0 million increase in marketing costs, and a $0.4 million increase in travel costs. The increase in sales and marketing expenses was partially offset by a decrease of $0.5 million in third-party professional services.
Sales and marketing headcount increased by 18 from October 31, 2024 to October 31, 2025, primarily attributable to acquisitions and net of restructuring. We expect sales and marketing expenses will increase as a percentage of total revenues as we expand into credit unions in the U.S. and on the European continent.
Research and Development
Research and development expenses decreased $3.5 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily attributable to a decrease of $2.7 million in personnel costs due to the headcount decrease in connection with the Restructuring Plan. The decrease in research and development also included a decrease of $1.0 million in third-party professional fees. The decrease in research and development was partially offset by an increase of $0.4 million in allocated overhead for internal investments in AI technology.
Research and development expenses increased $0.3 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily attributable to an increase of $1.4 million in allocated overhead primarily attributable to internal investments in AI technology. The increase also included a net increase of $0.6 million in personnel costs, comprised of $3.7 million in restructuring costs incurred in connection with the Restructuring Plan, offset by a $1.8 million decrease in stock-based compensation expense and $1.3 million due to headcount decrease in connection with the Restructuring Plan. The increase in research and development was partially offset by a decrease of $1.6 million in third-party professional fees.
Research and development headcount decreased by 46 from October 31, 2024 to October 31, 2025, primarily attributable to the Restructuring Plan. We expect research and development expenses will decrease as a percentage of total revenues as we leverage our existing technology investments.
General and Administrative
General and administrative expenses decreased $3.8 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily attributable to a decrease of $3.3 million in third-party professional fees, mostly attributable to a decrease in acquisition related expenses and professional fees and a decrease of $0.4 million in personnel costs due to the headcount decrease in connection with the Restructuring Plan, inclusive of a $0.4 million increase in stock-based compensation expense.
General and administrative expenses increased $0.4 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily attributable to an increase of $3.4 million in personnel costs, inclusive of $1.1 million in restructuring costs for severance incurred in connection with the Restructuring Plan and a $2.5 million increase in stock-based compensation expense. The increase in general and administrative expenses also included an increase of $2.3 million in restructuring costs for exit costs and asset write-offs associated with the Restructuring Plan, a $0.5 million increase in allocated overhead, and a $0.4 million increase in the fair value of contingent consideration. The increase in general and administrative spend was partially offset by a decrease of $6.2 million in third-party professional fees, mostly attributable to a decrease in acquisition related expenses and professional fees.

General and administrative headcount decreased by 15 from October 31, 2024 to October 31, 2025, primarily attributable to the Restructuring Plan. We expect general and administrative expenses will decrease as a percentage of total revenues as we leverage operational efficiencies from our existing infrastructure.
Non-Operating Income (Expense)

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2024		2025		2024		2025
Interest income	$482	0.3%	$339	0.2%	$1,408	0.4%	$1,269	0.3%
Interest expense	(1,653)	(1.2)	(4,335)	(2.8)	(4,965)	(1.2)	(13,229)	(3.0)
Other income (expense), net	432	0.3	200	0.1	(162)	—	17,014	3.8
Interest income decreased $0.1 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily attributable to balance and rate fluctuations of our accounts earning interest. Interest expense increased $2.7 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily attributable to borrowings on our revolving credit facility. The decrease of $0.2 million in other income (expense), net for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, was primarily attributable to remeasurement of intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Interest income decreased $0.1 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily attributable to balance and rate fluctuations of our accounts earning interest. Interest expense increased $8.3 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily attributable to borrowings on our revolving credit facility. The increase of $17.2 million in other income (expense), net for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, was primarily attributable to intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision (Benefit)

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2024		2025		2024		2025
Income tax provision (benefit)	$2,589	1.9%	$(695)	(0.5)%	$1,360	0.3%	$5,048	1.1%
Income tax provision was $2.6 million for the three months ended October 31, 2024, compared to a benefit of $0.7 million for the three months ended October 31, 2025, and resulted in an effective tax rate of (165.6)% and (8.7)%, respectively. Income tax provision was $1.4 million for the nine months ended October 31, 2024 compared to a provision of $5.0 million for the nine months ended October 31, 2025, and resulted in an effective tax rate of (8.4)% and 84.7%, respectively. The change in the effective tax rate for the nine months ended October 31, 2024 compared to the effective tax rate for the nine months ended October 31, 2025 was primarily due to changes in our valuation allowance and profitable foreign jurisdictions.
We continue to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. It is determined by management when a valuation allowance should be recorded, utilizing significant judgment and the use of estimates. Through acquisitions, the Company recorded a net U.S. deferred tax liability mostly related to identifiable intangible assets. The deferred tax liability recognized provides additional positive evidence that a portion of the Company’s U.S. deferred tax assets are realizable. As a result, the Company reduced the historical valuation allowance in the U.S. by $2.0 million during the first quarter of the Company’s fiscal 2026. The Company increased the valuation allowance in the United Kingdom by $2.5 million due to limitations on the ability to utilize acquired deferred tax attributes as part of corporate reorganizations related to foreign acquisitions during the second quarter of the Company’s fiscal 2026.
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act was signed into law. This legislation includes several changes to federal tax law that generally allows for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, more favorable rules for determining limitations on deductions for interest expense, and reinstatement of accelerated fixed asset depreciation. These changes were reflected in the income tax provision during the second quarter of the Company's fiscal 2026 and did not result in material changes to the Company’s tax position. In addition, this could increase our operating cash flows in future periods through a reduction in cash remittances of U.S. federal and state income tax.

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
Non-GAAP operating income. Non-GAAP operating income is defined as income (loss) from operations as reported in our unaudited condensed consolidated statements of operations excluding the following items:
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

The following table reconciles non-GAAP operating income to GAAP income (loss) from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2024	2025	2024	2025
GAAP income (loss) from operations	$(824)	$11,716	$(12,393)	$907
Adjustments
Amortization of intangible assets	7,357	9,151	21,388	27,581
Stock-based compensation expense	17,971	18,251	53,015	52,681
Acquisition-related expenses	3,423	677	9,410	3,401
Litigation expenses(1)	115	—	365	—
Restructuring and related charges	—	64	—	10,129
Total adjustments	28,866	28,143	84,178	93,792
Non-GAAP operating income	$28,042	$39,859	$71,785	$94,699
(1) Represents legal expenses related to a closed government antitrust investigation and related settled civil action and a dismissed shareholder derivative lawsuit.
Liquidity and Capital Resources
As of October 31, 2025, we had $87.6 million in cash and cash equivalents and an accumulated deficit of $384.4 million. Our net losses have been driven by our investments in developing the nCino Platform and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
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
As of October 31, 2025, the Company had $203.5 million outstanding and no letters of credit issued under the credit facility, was in compliance with all covenants, and had borrowing availability of $46.5 million. During the nine months ended October 31, 2025, the Company had net borrowings of $37.5 million to fund the Sandbox Banking acquisition and repurchase shares of the Company’s common stock. As of October 31, 2025, the applicable interest rate was 6.16%. See Note 10 “Revolving Credit Facility” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
We believe that current cash and cash equivalents as well as borrowings available under the Credit Facility will be sufficient to fund our operations, capital requirements, and stock repurchases for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Platform and introduce new solutions, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, and any potential future acquisitions. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
Stock Repurchase Program
In March 2025, our Board of Directors authorized the Stock Repurchase Program of up to $100.0 million of our outstanding common stock. As of October 31, 2025 we had completed the repurchase authorization under the Stock Repurchase Program. The volume, price, timing, and manner of repurchases were determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities regulatory requirements and other factors. During the nine months ended October 31, 2025, we repurchased 4.0 million shares of our outstanding common stock for $100.0 million, excluding transaction costs and excise tax associated with the repurchases. As of October 31, 2025, no amounts remain available for future repurchases under the Stock Repurchase

Program. See Note 8 “Stockholders’ Equity” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As part of our joint venture obligations, we made an additional cash capital contribution of $1.0 million to nCino K.K. during the third quarter of fiscal 2024. As of January 31, 2025 and October 31, 2025, the redeemable non-controlling interest was $8.3 million and $12.4 million, respectively.
Cash Flows
Summary Cash Flow information for the nine months ended October 31, 2024 and 2025 are set forth below:

	Nine Months Ended October 31,
($ in thousands)	2024	2025
Net cash provided by operating activities	$65,218	$77,127
Net cash used in investing activities	(92,755)	(53,619)
Net cash provided by (used in) financing activities	168,439	(59,815)
Net Cash Provided by Operating Activities
The $77.1 million provided by operating activities in the nine months ended October 31, 2025 reflects our net income of $0.9 million, offset by $86.8 million in net non-cash charges and $10.6 million used in changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, deferred income taxes, non-cash operating lease costs, loss on disposal of long-lived assets, change in fair value of contingent consideration, provision for bad debt, and amortization of debt issuance costs, partially offset by foreign currency gains related to remeasurement of intercompany loans and transactions and gains on investments. Cash used in working capital accounts was principally a function of a $46.1 million decrease in deferred revenue due to the timing of billings and revenue recognition, a $12.8 million decrease in accrued expenses and other liabilities primarily due to the payment of bonuses and commissions, an increase of $12.4 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $3.1 million decrease in operating lease liabilities, and a $0.9 million decrease in accounts payable. The cash used in working capital accounts was partially offset by $63.1 million decrease in accounts receivable due to the timing of billings and collections from customers, and a $1.5 million decrease in prepaid expenses.
The $65.2 million provided by operating activities in the nine months ended October 31, 2024 reflects our net loss of $17.5 million, offset by $88.7 million in non-cash charges and $6.0 million used in changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, partially offset by deferred income taxes and foreign currency gains related to intercompany loans and transactions. Cash generated by working capital accounts was principally a function of a $41.6 million decrease in deferred revenue, due to the timing of billings and revenue recognition, an increase of $13.2 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.9 million decrease in operating lease liabilities, and a $0.1 million decrease in accrued expenses and other liabilities. The cash generated by working capital accounts was partially offset by a $50.2 million decrease in accounts receivable due to timing of billings and collections from customers, a $1.0 million increase in other long term liabilities, $0.7 million decrease in prepaid expenses and other assets, and a $0.1 million increase in accounts payable.

Net Cash Used in Investing Activities
The $53.6 million used in investing activities in the nine months ended October 31, 2025 was comprised of $50.3 million used for the acquisition of Sandbox, $7.0 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business primarily for one of our international offices, partially offset by proceeds from the sale of an investment of $3.7 million. The $92.8 million used in investing activities in the nine months ended October 31, 2024 was comprised of $90.8 million used for the acquisition of DocFox and ILT, $1.5 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $0.5 million for an asset acquisition.
Net Cash Provided by (Used in) Financing Activities
The $59.8 million used in financing activities in the nine months ended October 31, 2025 was comprised principally of repurchases of our common stock of $100.1 million, payments of $65.0 million on our credit facility, and principal payments of $1.2 million on financing obligations. The cash used in financing activities was offset by $102.5 million proceeds from borrowings on our credit facility to fund the acquisition of Sandbox Banking and to make repurchases of our common stock under the stock repurchase program, $2.4 million of proceeds from stock issuances under the employee stock purchase plan, and $1.6 million of proceeds from the exercise of stock options. The $168.4 million provided by financing activities in the nine months ended October 31, 2024 was comprised principally of payments of $241.0 million of borrowings on the 2022 and 2024 Credit Facility to fund the acquisition of DocFox and FullCircl, $2.5 million of proceeds from stock issuances under the employee stock purchase plan, and $2.2 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially offset by payments of $75.0 million on the 2022 credit facility, payments of debt issuance costs of $1.4 million, and principal payments of $0.9 million on financing obligations.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes, acquisition liabilities, and the Credit Facility. See Note 6 “Business Combinations,” Note 9 “Leases,” Note 10 “Revolving Credit Facility,” and Note 11 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, if applicable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk
At October 31, 2025, we had cash, cash equivalents and restricted cash of $87.9 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Our 2024 Credit Facility is a senior secured revolving credit facility of up to $250.0 million. Borrowings bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step ups based on certain leverage ratios. As a result, we are exposed to increased interest rate risk as we make draws. At October 31, 2025, we had $203.5 million outstanding under the 2024 Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 10 “Revolving Credit Facility” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
At October 31, 2025, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $4.8 million on our cash, cash equivalents and restricted cash at October 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at October 31, 2025, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at October 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 11 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
There are no material changes to the risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on April 1, 2025 under the heading “Risk Factors.” You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operation. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes the stock repurchase activity for the three months ended October 31, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2025 to August 31, 2025	—	$—	—	$39,454
September 1, 2025 to September 30, 2025	853,025	29.29	853,025	14,465
October 1, 2025 to October 31, 2025	570,676	25.35	570,676	—
Total	1,423,701		1,423,701
(1) In March 2025, our Board of Directors authorized, and on April 1, 2025, the Company publicly announced, a stock repurchase program of up to $100.0 million of our outstanding common stock. As of October 31, 2025, we had no shares remaining authorized for repurchase.
(2) The average price per share excludes transaction costs and excise tax associated with the repurchases, if any.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended October 31, 2025, the following Section 16 officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On September 4, 2025, Sean Desmond, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 218,269 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.
On September 16, 2025, Jeanette Sellers, SVP of Accounting and Controllership, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 9,968 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until May 29, 2026, or earlier if all transactions under the trading arrangement are completed.
On September 16, 2025, Jeanette Sellers, SVP of Accounting and Controllership, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 12,988 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 14, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 20, 2025
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: December 3, 2025	By:	/s/ Sean Desmond
Sean Desmond
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2025	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)