Form 10-K
period 2026-01-31
nCino, Inc.
filed 2026-03-31
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The Nasdaq Global Select Market on such date, was $2.1 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 114,534,701 shares of the registrant’s common stock outstanding as of March 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms. As used in this report, the terms “nCino,” the “Company,” “we,” “us,” and “our” mean nCino, Inc. and its subsidiaries unless the context indicates otherwise.
Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include, but are not limited to:
•our future financial performance, including our expectations regarding our revenues, cost of revenues, operating expenses, and our ability to maintain future profitability;
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
•economic and industry trends;
•projected growth or trend analysis;
•our relationship with Salesforce and our system integration partners;
•seasonal sales fluctuations and our ability to successfully implement our asset-based pricing model introduced in fiscal 2025;
i

•our ability to add capacity and automation to our operations and solutions, including artificial intelligence;
•our ability to attract and retain key personnel;
•our ability to successfully integrate and realize the benefits from acquisitions or divestitures and other strategic transactions;
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
ii

PART I
Item 1. Business
Overview
As employees at financial institutions (“FIs”) do their daily work and serve their clients, they often face inefficiencies from disparate systems, broken workflows, manual processes, and the inability to utilize their data effectively. This negatively impacts risk management, decision making, and the experiences of bankers and their clients. FIs need a unified platform that helps them reengineer every experience, from managing complex credit portfolios to streamlining account onboarding and loan origination.
nCino helps FIs of all sizes optimize their operations by embedding banking intelligence directly into the tools FI employees already use. nCino's data foundation, which was developed from the workflows, decisions, and outcomes of financial institutions, enables our platform to deliver artificial intelligence (“AI”)-driven capabilities across our solutions. With the nCino Platform, FIs can:
•Operate More Intelligently. AI is reshaping the financial services industry, and nCino is helping FIs navigate the change effectively. We embed banking-specific intelligence directly into every stage of the customer lifecycle, turning our deep data foundation into actionable insights, automated workflows, and smarter decision-making across the nCino Platform.
•Improve Efficiency. nCino customers leverage the platform’s capabilities to drive process efficiency by connecting previously disjointed functions, breaking down internal silos, and infusing intelligent automation into key workflows across multiple lines of business.
•Elevate Employee and Client Experiences. The nCino Platform’s automation, workflow, and digitization capabilities work invisibly in the background to help eliminate redundant efforts, freeing FI employees to focus on relationships rather than transactions. This creates what nCino calls a Dual Workforce, where technology handles the burdensome workflows and amplifies human capabilities.
•Manage Risk and Compliance Continuously Rather Than Reactively. The nCino Platform can help FIs reduce regulatory, credit, and operational risk through intelligent workflows, data reporting, standardized risk modeling, and real-time reporting. Because the nCino Platform is highly configurable, it can adapt as regulations and the FI’s risk requirements evolve.
Our Journey
nCino was originally founded in a bank to improve that institution’s operations and client service. Its founders quickly realized that virtually all banks and credit unions faced the same core problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce. nCino was spun out as a separate company in late 2011 to help more institutions solve these challenges using cloud-based technology.
We initially focused on developing the nCino Platform to transform commercial and small business lending for community and regional banks in the U.S. We scaled the platform to enterprise banks in the U.S. in 2014, and then internationally in 2017. We have subsequently expanded across North America, Europe, the Middle East, Japan, and Asia-Pacific (“APAC”).
Over the years, we have built and enhanced our products to ensure innovation and seamless integration across key solution lines of commercial, small business, and consumer banking including mortgage. We have strategically built and acquired technology, including SimpleNexus, DocFox, FullCircl, ILT, Visible Equity, FinSuite, and Sandbox Banking, to significantly augment the nCino Platform’s capabilities for mortgage lending, onboarding, account opening, indirect auto lending, and advanced analytics and AI.
This approach has allowed us to create a unified platform of best-in-class intelligent solutions, underpinned by our rich data foundation, enabling FIs to replace multiple legacy systems, connect their operations, and streamline workflows and processes across various business lines to achieve desired impacts and process improvements.

How the nCino Platform Works
nCino offers a trusted platform of best-in-class, intelligent solutions that unites people and data to help FIs enhance strategic decision-making, improve risk management, and elevate customer satisfaction. By integrating AI and actionable insights into the platform, nCino helps institutions consolidate legacy systems while creating experiences tailored to their specific needs. With the flexibility to select and implement either multiple solutions simultaneously or one at a time, institutions have the autonomy to design their experience with an agile platform that scales with their needs and provides integrated functionality with every new product or feature added.
Once implemented, the nCino Platform becomes embedded in our customers’ business processes, enabling mission-critical workflows across the institution and allowing our customers to serve their clients anytime, anywhere, from any internet-enabled device.
The nCino Platform combines industry, customer, and process data with advanced analytics and AI—including explainable AI, predictive capabilities, and generative AI—to deliver intelligent solutions that drive real business outcomes. With intelligence embedded across the platform, nCino empowers institutions with intelligence-driven automation to optimize operations, enhance decision-making, and enrich banker and client experiences for accelerated growth and increased profitability. From automated document processing and real-time risk assessment to personalized insights and compliance monitoring, our intelligence capabilities work to amplify human capabilities and enable bankers to focus on decision-making and relationship building.
Fundamental elements of the nCino Platform are built on Salesforce (the “Salesforce Platform”), which allows the Company to focus product development efforts on building deep vertical functionality specifically for FIs, while leveraging Salesforce’s global infrastructure, reliability, and scalability. In addition, nCino leverages Amazon Web Services (“AWS”) as a cloud infrastructure layer, providing the data architecture necessary to deliver transformative intelligence capabilities at scale.
nCino has evolved from being a single product workflow solution to a global data and intelligence leader offering a platform of best-in-class, intelligent solutions. As a result, we have shifted from a seat-based pricing model to a value-based pricing framework where the subscription fees we charge align with the assets of the line(s) of business supported by nCino. This structure enables us to embed and monetize intelligence across all our solutions, aligning our revenues to the value of the nCino Platform and encouraging customer growth as nCino creates greater efficiencies and competitive advantages for the FIs that use our solutions.
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
•Credit Monitoring. nCino's credit monitoring solution empowers FIs to efficiently manage credit risks, monitor performance, and uncover growth opportunities through a unified, data-driven platform. The solution centralizes data, automates workflows, and provides real-time insights to enhance decision-making and operational efficiency. Key features include continuous credit monitoring, risk analysis, and profitability optimization, supported by tools like automated spreading and commercial pricing. nCino's Portfolio Analytics solution offers customizable dashboards to track loan, deposit, and application data, helping to ensure compliance with regulations like Current Expected Credit Losses (“CECL”) and Fair Lending. By integrating front, middle, and back-office processes, nCino enhances transparency, reduces manual tasks, and supports proactive risk management, enabling institutions to adapt to market changes and drive strategic growth.
•Integration & Intelligence. nCino's Intelligence and Integration capabilities enable financial institutions to connect disparate technology systems, derive actionable insights from operational data, and apply purpose-built artificial intelligence across every stage of the banking lifecycle, transforming raw data into intelligence and intelligence into action.
Artificial intelligence is embedded throughout the nCino Platform in three forms: generative AI that augments banker workflows and automates content-intensive tasks; predictive AI that surfaces risk and performance insights; and agentic AI that automates multi-step workflows through role-based digital agents. These capabilities are designed to improve operational efficiency, support regulatory compliance, and enable financial institutions to deliver faster, more informed banking experiences.
A data and analytics layer aggregates customer, process, and industry data from financial institutions globally, transforming that data into peer benchmarking intelligence that identifies performance gaps, supports workflow optimization, and provides unified operational visibility across lines of business, including in post-merger environments.
nCino’s purpose-built integration platform as a service ("iPaaS") connects core banking systems, fintech applications, and third-party services through open application programming interfaces ("APIs") and a comprehensive partner marketplace, enabling financial institutions to reduce integration costs, accelerate technology partnerships, and expand platform capabilities without replacing existing infrastructure.
Every solution sits within the nCino Platform, organizing unified data, seamless workflows, and embedded intelligence to transform operational execution into strategic value creation. FIs can redirect resources from manual processes to high-value client relationships that drive sustainable growth, all while maintaining regulatory compliance, managing risk intelligently, and delivering superior experiences across every customer touchpoint.
Our Customers
As a pioneer in cloud banking, we have developed trusted relationships and a reputation for successfully implementing our solutions with FIs of all sizes in multiple geographies. Our diverse customer base ranges from global FIs, such as Wells Fargo, Bank of America, Barclays, Santander, and TD Bank; to enterprise banks, such as Truist Bank and U.S. Bank; to regional and community banks, like WaFd Bank, Northern Bank, and Eastern Bank; to credit unions, such as Navy Federal Credit Union, Marine Credit Union, Credit Union 1, and Conexus Credit Union; to new market entrants, such as challenger banks like Recognise Bank and Judo Bank; to independent mortgage banks like Synergy One Lending and Fairway

Independent Mortgage Corporation. These institutions represent a cross-section of FIs across asset classes and geographies, and each of these customers represents a substantial level of Annual Contract Value (“ACV”) in its respective category.
We ended fiscal 2026 with over 2,700 customers, of which approximately 1,500 were depository financial institutions. Of our total customers, 620 generated more than $100,000 in subscription revenues, 114 generated more than $1.0 million, and 14 generated more than $5.0 million. No single customer represented more than 10% of total revenues in fiscal 2026.
How nCino Will Grow
We intend to continue growing our business by executing on the following strategies:
•Expand Within and Across Our Existing Customers. We believe there is a significant opportunity to further expand within our existing customer base both vertically within and horizontally across business lines. Our customer expansion opportunities are now further enhanced with our focus on embedding AI capabilities within our Platform to further enhance efficiency and mitigate risk. In addition, nCino transitioned to an asset-based pricing strategy which we began implementing in fiscal 2025 whereby our subscription revenues from existing customers will continue to grow with their portfolio assets and AI capability consumption, which should also simplify the buying experience for our customers.
•Expand Our Customer Base. We believe the global market for an intelligent banking platform is large and underserved. The number of FIs needing to replace legacy point products with modern technology while facing increased consumer demand for digital services has increased substantially, and we believe there is a significant opportunity to deliver our solutions and expand our customer base to FIs of all sizes and complexities around the world. Currently deployed in over 25 countries, we have made significant investments to expand our presence in EMEA and APAC. We promote sales in North America out of our offices in the U.S. and Canada, in APAC out of our offices in Australia, New Zealand, and Japan, and in EMEA out of our offices in the UK, South Africa, and Spain.
•Continue Strengthening and Extending Our Product Functionality. We invested 21.4% of our revenues back into research and development in fiscal 2026, and we expect to continue to invest in fiscal 2027 to further extend the breadth and depth of the nCino Platform. Current plans direct that investment across nCino’s solution lines and geographies and aim to enrich experiences and drive additional efficiencies into financial processes that are foundationally underpinned by the nCino Platform. These plans include embedding more agentic workflows and tailored intelligence across our platform, enabling FIs to augment human-in-the-loop processes and automate routine, time-consuming tasks through practical AI deployment.
•Foster and Grow Our Technology and Consulting Partner Ecosystem. nCino is focused on attracting and managing a rapidly growing network of organizations that collaborate to achieve shared success goals for our customers across the globe. Utilizing the open architecture of the nCino Platform, an increasing number of technology partners, including Anthropic, AWS, Databricks, Salesforce, Rich Data Co, Alloy, Plaid, and Docusign, are integrated within our Platform. Leveraging our acquisition of Sandbox Banking, now nCino Integration Gateway, we are focused on scaling our ecosystem strategy and business model to supplement our existing direct sales model. The aim is to deliver greater value to customers by leveraging the combined strengths and capabilities of all participants (customers, technology partners, and consulting partners) in our ecosystem. Expanding the ecosystem business can drive value in many different ways, including expanding our reach and access to new markets, driving new innovations and value creation, creating better customer experiences, and accelerating growth. This approach helps us address the demands we see in the market for embedded, customizable experiences and solutions that are easy to buy. We also have deep, long-standing relationships with leading consulting partners across the regional and enterprise banking space in every priority market across the globe. These partners (including Accenture, Deloitte, PwC, and West Monroe Partners, among others) assist in prospecting, marketing, co-selling, product evaluation/feedback, and implementation of our solutions and have helped support our new market and global expansion.
•Selectively Pursue Strategic Transactions. In addition to developing our solutions organically, we may selectively pursue acquisitions, divestitures, joint ventures, or other strategic transactions, such as our recent acquisitions of DocFox, FullCircl, ILT, and Sandbox Banking. We expect these transactions to accelerate innovation across our platform, deepen AI-native capabilities, expand agentic functionality, drive operational efficiency, and strengthen our global reach.
Our Relationship with Salesforce
We built fundamental elements of the nCino Platform on the Salesforce Platform to leverage its global infrastructure, reliability, and scalability. This allows us to benefit from continual improvement of the Salesforce Platform. We believe we have a mutually beneficial strategic relationship with Salesforce.
Pursuant to our agreement with Salesforce, when we sell certain solutions, we include a subscription to the underlying Salesforce Platform and remit a subscription fee to Salesforce. In exchange, Salesforce provides the hosting infrastructure and data center for these applications, as well as configuration, reporting, and other functionality within the Salesforce Platform. Under our agreement with Salesforce, we are an authorized reseller of Salesforce’s customer relationship management (“CRM”) solution functionality to certain FIs in the U.S. Our original agreement with Salesforce was entered into in December 2011, which was superseded and replaced on June 19, 2020. On December 20, 2023, our agreement with Salesforce was amended and its term was extended to expire on January 31, 2031 unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement. Our agreement with Salesforce automatically renews for additional one-year periods thereafter unless notice of termination is provided.
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
In addition, our marketing team oversees all aspects of the nCino global brand including brand strategy, public relations, external communications, integrated marketing, product marketing, market strategy, marketing operations, and regional marketing. Our marketing efforts span the full buyer journey from brand awareness and pipeline generation to adoption and cross-sell.
Customer Success
Once a customer contracts for the nCino Platform, we provide implementation services to assist in the deployment, either directly or through our system integration (“SI”) partner ecosystem. For regional and community banks, we usually handle implementation ourselves. Most of these engagements average less than six months, significantly reducing the time-to-value for our customers. For our largest enterprise FIs, implementation timelines may extend beyond twelve months, primarily due to the complexity of adjacent program integrations, core conversion activities or other material infrastructure upgrades. For SI-led projects, we collaborate with SIs such as Accenture, Deloitte, and PwC, fielding a small team of advisory consultants alongside the SIs to help ensure success.
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
We offer an online community, the nCino Community, where users can access product guides and technical documents, engage and share best practices with other users and nCino subject matter experts through various discussion groups, suggest and vote for future product development ideas, and access training videos, materials, and product certifications.
Research and Development
Our research and development organization is responsible for the design, development, engineering, and testing of our solutions.

Technology Development Approach. We utilize industry-standard software development practices, including continuous integration and continuous deployment (“CI/CD”), automated testing frameworks, and distributed version control systems, to develop new functionality and enhance our existing solutions. Our development methodology emphasizes rapid iteration, quality assurance, and scalable architecture design appropriate for mission-critical banking applications.
AI and Analytics Investment. A significant portion of our investment focuses on AI and machine learning capabilities, including our Digital Partners intelligent agent framework and Operations Analytics platform. These initiatives leverage our extensive banking domain expertise and customer data to develop AI solutions purpose-built for FIs’ workflows, rather than generic AI applications adapted to banking use cases.
Customer Collaboration. We maintain structured customer engagement programs that provide FIs opportunities to influence our product development roadmap and participate in beta testing of new capabilities. This collaborative approach helps ensure our solutions address actual operational challenges faced by our customers.
nCino Research Institute (“nRI”). nRI translates rigorous academic research and economic trends into actionable intelligence that empowers FIs to lead rather than follow. By combining public data with aggregated, de-identified performance metrics from our global customer network, nRI provides unmatched visibility into the forces shaping banking today. Our team of economists and banking veterans synthesizes complex academic findings into strategic insights that drive competitive advantage. From benchmark reports grounded in peer data to white papers that contextualize regional and global market shifts, nRI delivers the intelligence modern bankers need to make confident, forward-looking decisions in an interconnected financial landscape.
Our research and development spend was $127.5 million or 21.4% of total revenues in fiscal 2026.
Competition
Historically, the primary competition for the nCino Platform has been point solution vendors and systems developed internally by FIs. More recently, we have seen the emergence of AI-focused fintech startups offering narrow solutions targeting specific banking workflows. We believe our ability to provide onboarding, account opening, lending, credit monitoring, and AI integrations and intelligence on a unified platform across lines of business, combined with our deep banking domain expertise, positions us favorably against these newer entrants. While AI startups may offer innovative technology, they typically lack the regulatory knowledge, established FI relationships, and proven implementation and scaling track record required to succeed in the highly regulated financial services industry. Our reputation for high-quality professional services and customer support, our strong company culture, and our focus on customer success further distinguish us from both traditional and emerging competitors. We believe our success in growing our business will depend on our ability to demonstrate to FIs that our solutions provide superior business outcomes and value to those of competitors, AI-focused startups, or internally developed systems. In this regard, we are likely to be assessed on a number of factors, including:
•breadth and depth of functionality, including availability of AI capabilities;
•ease of deployment, implementation, and use;
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
•insights and benchmarking derived from the cross-institution data and transactions that flow through our platform; and
•deep data foundation, derived from years of platform activity across diverse FIs, which newer entrants cannot easily replicate.
We believe we compete favorably with respect to these factors, but we expect competition to increase as existing competitors evolve their offerings and as new companies enter the market. Our ability to remain competitive will depend on our ongoing efforts in research and development, sales and marketing, professional services, customer support, and our business operations generally. For additional information, see Part I, Item 1A of this Annual Report on Form 10-K, “Risk Factors—The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, rapidly evolving technologies, including the increasing adoption of artificial intelligence and machine learning (“AI/ML”) offerings by our competitors, or other competitive dynamics could adversely affect our business and results of operations.”
Intellectual Property
Our success depends in part on our ability to protect our core technology and innovations. We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We seek patent protection for certain key innovations, protocols, processes, and other inventions. We pursue the registration of our trademarks, service marks, and domain names in the U.S. and in certain other locations. These laws, procedures, and restrictions provide only limited protection and the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and still evolving. Furthermore, effective patent, trademark, copyright, and trade secret protection may not be available in every country in which our products are available.
As of January 31, 2026, we had 12 issued patents relating to the nCino Platform in the U.S. We file patent applications where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business.
Human Capital Management
nCino is in the business of helping FIs around the globe modernize their operations. To transform an industry, we believe our workplace culture is critical in fostering accountability and autonomy, enabling our employees to boldly innovate and deliver the best possible outcomes for our customers.
Our culture delivers a differentiated employee value proposition that balances collective drive, ongoing pursuit, and everyday innovation. Our approach to innovation, accountability, continuous learning, and career growth is underpinned by a foundation of six core values: Bring Your A-Game, Do the Right Thing, Respect Each Other, Make Someone’s Day, Have Fun, and Be a Winner. Our unwavering commitment to our customers and employees is reflected across external measurements and outcomes, including numerous workplace awards as well as our Net Promoter Score commentary calling out our people and partnership.
As of January 31, 2026, we had 1,684 employees, of which approximately 70% were in the U.S. and 30% were in other locations around the globe. We believe our employee engagement and experience remain strong.
Employee Involvement
As part of our priority to drive success through brand reputation and excellence, we listen to our employees and develop involvement programs that foster belonging and deliver value back to our communities. One powerful example of this inclusive programming is nCino’s Employee Resource Groups (“ERGs”), which are open to all nCino team members. Each group is employee-led, with a focus on building community and belonging among employees, as well as participating in community outreach and leadership development. These groups play an important role in building camaraderie among employees, offering mentorship and professional development opportunities, providing resources to the broader nCino community, and building nCino’s reputation as an employer of choice for top talent.
Through nVolve, nCino’s philanthropic and community service organization, nCino coordinates numerous volunteer outreach opportunities designed to foster teamwork and collaboration and give back to local communities. We provide employees with paid volunteer days each year, separate from regular leave and paid holidays, to support organizations and causes of their choosing. nCino offers donation matching with employee giving, in addition to corporate sponsorships of events and projects and philanthropic donations. Notable philanthropic giving includes organizations associated with STEM-focused education, social/community needs, environmental causes, and health research.
Total Rewards
To ensure our ability to attract and retain the very best global talent, we offer market competitive compensation that is consistently evaluated, opportunities for equity ownership, savings options to help employees invest in their future, and generous, country-specific benefit packages.
Technology, Development and Cloud Operations
We deliver our solutions as secure, highly scalable cloud computing application and platform services with a multi-tenant technology and shared service-oriented architecture. Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate and virtually isolated from each other. Service-Oriented Architecture (“SOA”) is a software design approach that builds applications from reusable, self-contained components called services, allowing them to communicate and interact across different platforms and technologies. This approach allows us to spread the cost of delivering our services across the globe and scale our business faster than traditional software vendors while focusing our resources on building new functionality and enhancing existing offerings.
Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability, and security of our existing service offerings, as well as developing new features, functionality, and services. We also remain focused on integrating businesses, services, and technologies from acquisitions and with partners.
Global Financial Service Providers Are Highly Regulated
Global financial service providers and their solutions are subject to extensive and complex data, security, privacy, and regulatory oversight by international, country, federal, state, and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of financial service providers’ operations and, as a result, the business of their technology providers. The compliance process with these regulatory requirements depends on a variety of factors, including functionality and design, the classification of the financial service provider and its services, region or country of operation, and the manner in which the financial service provider and its end users utilize the solutions. In order to ensure compliance with these laws, financial service providers may be required to implement operating policies, procedures, and controls to protect the privacy and security of their, the financial service providers’, and their end users’ information, and to undergo periodic audits and examinations.
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
Item 1A. Risk Factors
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes before making an investment decision with respect to our common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Summary Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•Our growth strategy increasingly depends on the adoption and effective use of our AI capabilities by our customers, and if customer adoption rates or usage do not meet our expectations, our business, results of operations, and competitive position could be adversely affected.
•Our increased focus on the development and use of AI/ML technologies in our solutions and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
•The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, rapidly evolving technologies, including the increasing adoption of AI/ML offerings by our competitors, or other competitive dynamics could adversely affect our business and results of operations.
•We derive most of our revenues from customers in the cloud-based financial services industry, and any downturn or consolidation or decrease in technology spend in the cloud-based financial services industry could adversely affect our business.
•Our future operating results are difficult to predict, in part because we do not have an extensive operating history at the current scale of our business, and we may not achieve our expected operating results in the future.
•We have a history of losses, and while we have achieved profitability, we may not be able to sustain profitability on a generally accepted accounting principles in the United States of America (“GAAP”) basis in the future.
•If we are unable to attract new customers or continue to broaden our existing customers’ use of our solutions, our revenue growth will be adversely affected.
•If we fail to accurately anticipate and respond to rapid technological changes in the cloud-based financial services industry in which we operate, including AI/ML developments, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
•We may not be able to sustain or increase our revenue growth rate in the future.

•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
•We may not accurately predict the long-term rate of customer subscription renewals or adoption of our solutions, or any resulting impact on our revenues or operating results.
•Because we recognize subscription revenues over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.
•Our business faces significant risks from diverse and evolving cybersecurity threats, including increased threats from the use of AI/ML. A breach of our security or privacy measures or those we rely on could result in unauthorized access to, or disclosure of, customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
•Privacy and data security concerns, data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business and results of operations.
•Fundamental elements of the nCino Platform are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide this solution to our customers.
•We depend on data centers operated by or on behalf of Salesforce, AWS, and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
•Our customers are highly regulated. Our failure to comply with laws and regulations applicable to us as a technology provider to FIs could adversely affect our business and results of operations, increase costs, and impose constraints on the way we conduct our business.
•We have and may continue to acquire or invest in companies, pursue business partnerships or divest products or assets, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments, partnerships, or divestitures.
Risks Relating to Our Business and Industry
Our growth strategy increasingly depends on the adoption and effective use of our AI capabilities by our customers, and if customer adoption rates or usage do not meet our expectations, our business, results of operations, and competitive position could be adversely affected.
We have invested, and expect to continue to invest, significant resources in developing and integrating AI-driven features and functionality into our platform. The success of these investments depends in part on our customers’ willingness and ability to adopt, implement, and utilize our AI capabilities in a manner that generates measurable operational efficiencies, enhanced decision-making, and other tangible benefits. If customers are slow to adopt our AI offerings, choose not to enable or fully deploy AI features, or limit their usage to pilot programs or narrow use cases, we may not realize the anticipated return on our investments.
Even where customers adopt our AI capabilities, they may not use them in ways that generate meaningful value. Customers may lack the internal expertise, data quality, governance frameworks, management processes, or risk tolerance necessary to effectively leverage AI-driven tools. Regulatory uncertainty, data privacy concerns, model risk management requirements, or internal compliance policies may also restrict how customers use AI functionality. If customers fail to achieve expected productivity gains, cost savings, revenue enhancements, or other benefits from our AI offerings, they may reduce usage, decline to expand deployments, delay renewals, negotiate lower pricing, or elect not to purchase additional AI-enabled solutions. If we are unable to effectively quantify and communicate the benefits of our AI capabilities, our sales cycles may lengthen, expansion opportunities may decrease, and our ability to justify pricing or drive incremental AI-related revenue may be adversely affected.

Our revenue growth and competitive positioning increasingly depend on our ability to differentiate our platform through AI-enabled innovation. If customers do not broadly embrace our AI capabilities, or if competing solutions offer AI features that are perceived as more effective, easier to deploy, more transparent, more compliant, less expensive, or better aligned with customer needs, we may experience reduced demand for our solutions. Competitors, including established financial technology providers, may be able to devote greater resources to AI research and development, respond more quickly to evolving customer expectations, or offer more compelling pricing models. Failure to achieve widespread, value-generating adoption of our AI offerings could diminish our brand perception as an innovation leader and negatively impact customer acquisition, retention, and expansion.
Moreover, if anticipated AI-driven efficiencies do not materialize at the pace or scale we expect, our operating margins may be adversely affected, particularly if we continue to incur significant research and development, infrastructure, and compliance costs associated with AI initiatives without corresponding revenue growth. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and long-term growth prospects.
Our increased focus on the development and use of AI/ML technologies in our solutions and our business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
AI/ML is being embedded throughout nCino’s platform to help our customers maximize their productivity. We increasingly have incorporated and may continue to incorporate AI/ML solutions and features into our solutions, and otherwise within our business, and these solutions and features continue to become more vital to our operations and to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI/ML, or at all, and we may fail to properly implement or market our AI/ML solutions and features. The legal, regulatory, and policy environments around AI/ML are evolving rapidly, and we may become subject to new legal and other obligations in connection with our use of AI/ML, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. For example, in the EU/UK, laws and regulations regarding AI are developing at a fast pace. On August 1, 2024, the EU’s standalone law to govern the offering and use of AI systems in the EU (the “AI Act”) entered into force - which becomes enforceable in a gradual manner between 2025 and 2027 depending on the specific requirements. The U.K. has not to date adopted dedicated AI legislation, instead looking to rely on a principles-based, sector-specific approach to AI regulation. In the United States, several states, such as Colorado, Utah, and California, have passed or are considering legislation or regulation governing development or use of AI technologies, or supplementing the existing privacy, consumer protection and other regulatory guidance that may apply to the use of AI technologies in our business, and which may impact our use of technology.
More generally, our use of AI/ML technologies may present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of our AI/ML solutions may present ethical or social issues. If we enable or offer solutions that draw controversy due to their perceived or actual impact in privacy, employment, or in other social contexts, we may experience new or enhanced governmental or regulatory scrutiny, brand or reputational harm, competitive harm or legal liability, especially in the context of an environment with heightened geopolitical volatility. Inadequate or ineffective AI/ML development, deployment, content labeling or governance by us or others that result in controversy could also impair the acceptance of AI/ML solutions or result in unintended performance of the services. This in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI/ML solutions produce, subjecting us to competitive harm, legal liability and brand or reputational harm. The rapid evolution of AI/ML will require the application of resources to develop, test and maintain our products and services to help ensure that AI/ML is implemented ethically and compliantly in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI/ML applications such as generative AI content creation and AI/ML agents will require additional investment in compliance, governance and the licensing or development of proprietary datasets, machine learning models and systems to test for accuracy, safety, security, bias and other variables, which are often complex, may be costly and could impact our results of operations and financial condition. Moreover, the development of generative AI/ML solutions brings additional risks and responsibility. Known risks of generative AI/ML currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI/ML technologies, including generative AI, may create content that appears correct but may be factually inaccurate or flawed, or contain copyrighted or other protected material, and if our customers or others use this flawed or protected content to their detriment, or the owners of such copyrighted material seek to enforce their rights, we may be exposed to brand or reputational harm, competitive harm and/or legal liability. Developing, testing and deploying AI/ML systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business, operating results and financial condition may be harmed.

The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, rapidly evolving technologies, including the increasing adoption of AI/ML offerings by our competitors, or other competitive dynamics could adversely affect our business and results of operations.
We currently compete with providers of technology and services in the cloud-based financial services industry, primarily point solution vendors that focus on building functionality that competes with specific components of our solutions. From time to time, we also compete with systems internally developed by FIs. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the development, promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we do.
We may also face competition from systems internally developed by FIs leveraging large language models as well as new companies entering our markets, which may include large established businesses that decide to develop, market or resell competitive technology, acquire one of our competitors or form a strategic alliance with one of our competitors or with Salesforce. In addition, new companies entering our markets may choose to offer cloud-based banking solutions at little or no additional cost to the customer by bundling them with their existing solutions, including adjacent banking technologies. Competition from these new entrants may make attracting new customers and retaining our current customers more difficult, which may adversely affect our results of operations.
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
If we are unable to compete in this environment, sales and renewals of the nCino Platform could decline and adversely affect our business and results of operations. With the introduction of rapidly evolving technologies and potential new entrants into the cloud-based banking technology market, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain profitability.
We derive most of our revenues from customers in the cloud-based financial services industry, and any downturn or consolidation or decrease in technology spend in the cloud-based financial services industry could adversely affect our business.
Most of our revenues are derived from FIs whose industry has experienced significant pressure in recent years due to economic uncertainty, fluctuating interest rates, liquidity concerns and increased regulation. In recent years, some FIs have experienced consolidation, distress and failure and a number of other FIs experienced turbulence and a precipitous decline in market value. It is possible these conditions may persist, deteriorate or reoccur. If, as a result of these or other factors, any of our customers merge with or are acquired by other entities, such as FIs that have internally developed banking technology solutions or that are not our customers or use our solutions less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our solutions. It is also possible that the larger FIs that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn or prolonged disruption in the financial services industry may cause our customers to reduce their spending on technology or cloud-based banking solutions or to seek to terminate or renegotiate their contracts with us. Moreover, economic fluctuations caused by factors such as the U.S. Federal Reserve changing interest rates may cause potential new customers and existing customers to forego or delay purchasing our solutions or reduce the amount of spend with us, which would materially and adversely affect our business.
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
We have a history of losses, and while we have achieved profitability, we may not be able to sustain profitability on a GAAP basis in the future.
We began operations in late 2011 and experienced net losses until fiscal 2026. We generated net income (loss) attributable to nCino of $(42.3) million, $(37.9) million, and $5.2 million for the fiscal years ended January 31, 2024, 2025, and 2026, respectively. We had an accumulated deficit of $375.8 million at January 31, 2026. While we have been profitable on a GAAP basis, we may not be able to maintain or increase our level of profitability. We intend to continue to support further growth and extend the functionality of our solutions in future periods. We will also continue to face increased costs associated with growth and the expansion of our customer base and the costs of being a public company. Our continuing efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We may, depending on a number of factors, continue to incur losses on a GAAP basis as we continue to invest in product development, and we cannot predict whether we will sustain profitability on a GAAP basis. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.
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
If we fail to accurately anticipate and respond to rapid technological changes in the cloud-based financial services industry in which we operate, including AI/ML developments, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
The cloud-based financial services industry is subject to rapid change and the introduction of new technologies to meet the needs of this industry will continue to have a significant effect on competitive conditions in our market. The introduction of new technologies, including AI/ML, continues to significantly affect competitive conditions. Competitors may introduce new or alternative solutions, particularly AI-enabled offerings, that reduce demand for our platform or render aspects of our solutions less competitive. If we are unable to successfully expand our product offerings, enhance existing functionality or develop and commercialize new technologies in a timely and cost-effective manner, our customers could migrate to competitors who may offer a broader or more attractive range of products and services. For example, in fiscal 2025, we launched our Commercial Onboarding and Account Opening solution and we may fail to achieve the market acceptance we expect of this or other new offerings. Developing and integrating new technologies, particularly AI/ML-enabled capabilities, is complex, costly, and time-consuming and may require significant investment in specialized personnel, data, infrastructure, and third-party technology. If we fail to keep pace with industry and technological developments, our business, financial condition, and results of operations could be adversely affected.
We may not be able to sustain or increase our revenue growth rate in the future.
Our revenues increased from $476.5 million for fiscal 2024 to $540.7 million for fiscal 2025 and to $594.8 million for fiscal 2026 which represents a declining rate of growth year over year. We may not be able to sustain absolute revenue growth. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solutions, our ability to successfully sell and implement new solutions, such as our retail solutions, increasing competition, decreasing growth of our overall market, the adoption of our asset-based pricing model we began implementing in fiscal 2025, our inability to attract and retain a sufficient number of FI customers, concerns over data security, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, our business could be adversely affected, the price of our common stock could decline or otherwise be volatile and it may be difficult for us to maintain profitability.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future and, accordingly, period-to-period comparisons of our results of operations may not be meaningful. Thus, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and may not fully or accurately reflect the underlying performance of our business. Further, while subscriptions with our customers generally include multi-year non-cancelable terms, in a limited number of contracts, customers have an option to buy out of the contract for a specified termination fee. If such customers exercise this buy-out option, or if we negotiate an early termination of a contract at a customer’s request, any termination fee would be recognized in full at the time of termination, which would favorably affect subscription revenues in that period and unfavorably affect subscription revenues in subsequent periods. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
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
•customer renewal rates;
•increases or decreases in usage of our solutions or pricing changes upon renewals of customer contracts (including as a result of our asset-based pricing model we began implementing in fiscal 2025);
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
We must attract and retain highly qualified personnel. In particular, we are dependent upon the services of our senior leadership team, and the loss of any member of this team could adversely affect our business. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense, particularly with AI/ML expertise. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. As we continue to incorporate AI/ML capabilities into our platform, we face heightened competition for personnel with specialized expertise in AI and competition for such talent is intense not only within the financial technology industry but also across large technology companies, financial institutions, and emerging AI-focused companies, many of which have substantially greater financial resources and brand recognition than we do.
Our principal operations are in Wilmington, North Carolina, where the pool of potential employees with the skills we need is more limited than it may be in larger markets, and we are sometimes required to induce prospective employees to relocate. Many of the companies with which we compete for experienced personnel have greater resources than we do. Compensation levels for AI/ML professionals have increased significantly in recent years, and we may be required to offer higher levels of cash compensation, equity awards, or other incentives to attract and retain such personnel, which could increase our operating expenses and adversely affect our margins. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected.
We may not accurately predict the long-term rate of customer subscription renewals or adoption of our solutions, or any resulting impact on our revenues or operating results.
We have, and may in the future, be required to change our pricing model. For example, in fiscal 2025, we introduced a new pricing model, which sets the pricing for our solutions primarily on the asset size of the FI customer. While we believe this new model responds to how we have observed customers using our solutions and evolving market conditions, there is no assurance that our existing customers will react favorably to it, or that potential new customers will adopt it. It is also possible that the pricing model we began implementing in fiscal 2025 will not generate the revenues we expect from it for other reasons. Any of these factors could lead to an adverse effect on our results of operations or financial conditions and have a negative impact on the price of our common stock.
Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew for fewer users or on less favorable pricing terms, particularly if they seek to negotiate alternatives to our asset-based pricing model. The historic average initial term of our customer agreements has been generally three to five years in length, billed annually in advance, and our fees and services have generally been non-cancelable and have not contained refund-type provisions. U.S. mortgage contracts are generally billed monthly. Subscription arrangements that are cancelable generally have penalty clauses. Although we have observed some trends at our current scale with respect to customer subscription renewals, we cannot be certain of how actual renewal rates will compare to what we anticipate. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our solutions or their ability to continue their operations or spending levels.
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
Our business faces significant risks from diverse and evolving cybersecurity threats, including increased threats from the use of AI/ML. A breach of our security or privacy measures or those we rely on could result in unauthorized access to, or disclosure of, customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
Certain elements of our solutions, particularly our analytics and mortgage solutions, process and store personally identifiable information (“PII”), such as banking and personal information of our customers’ clients, and we may also have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop or acquire additional functionality, we may gain greater access to PII. We maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems. However, we and our third-party service providers, frequently defend against and respond to data security incidents. We cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security or privacy events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, our products are flexible and complex software solutions and there is a risk that configurations of, or defects in, our solutions or errors in implementation could create vulnerabilities to security breaches. There may be continued unlawful attempts to disrupt or gain access to our information technology systems or those of our third-party service providers or the PII or other data of our customers or their clients that may disrupt our or our customers’ operations.
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
In addition, some of our customers contractually require notification of data security compromises and include representations and warranties in their contracts with us that our solutions comply with certain legal and technical standards related to data security and privacy and meet certain service levels. In certain of our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a customer’s right to terminate their contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
As cyber threats have evolved and continue to evolve, vulnerabilities in our solutions and information technology systems have been and will in the future be identified, and we expect to expend additional resources to remediate such vulnerabilities and continue to modify or enhance our layers of defense. System enhancements and updates create risks associated with implementing new systems and integrating them with existing ones, including risks associated with the effectiveness of our, our customers’ and our third-party providers’ software development lifecycles. Due to the complexity and interconnectedness of our systems and solutions, the process of enhancing our layers of defense, including addressing hardware-based vulnerabilities, can itself create a risk of systems disruptions and security issues. Customer utilization of older versions of our solutions can increase the risk and complexity of security vulnerabilities and the resources and time required to address them.
For more information on our current cybersecurity risk management practices, see Part I, Item 1C of this Annual Report on Form 10-K, “Cybersecurity.”
Privacy and data security concerns, data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business and results of operations.
Personal privacy, information security, and data protection, including with respect to the use of AI technologies, are significant issues in the U.S., the European Union (“EU”), the United Kingdom (“UK”) and a number of other jurisdictions where we offer our solutions. The regulatory framework governing the collection, processing, storage, and use of certain information, particularly financial and other PII, is rapidly evolving. Any failure or perceived failure by us to comply with applicable privacy, security, or data protection laws, regulations, or industry standards may materially and adversely affect our business and results of operations.
We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the U.S., the EU, and other jurisdictions in which we operate. For instance, the California Consumer Privacy Act (the “CCPA”) became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, receive detailed information about how their personal information is used and shared by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined), and provide such consumers rights to opt-out of certain sales of personal information. The CCPA provides for potential civil penalties for violations, as well as a limited private right of action for data breaches caused as a result of unreasonable information security practices that can heighten post-incident litigation risk. The California Privacy Rights Act (the “CPRA”), which expands the CCPA, passed in November 2020 and went into effect on January 1, 2023, expands privacy rights further and expands compliance requirements. Among other things, the CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement. In 2025, new CCPA regulations were approved, going into effect starting in 2026. These regulations impose new requirements including with respect to automated decision-making technologies (“ADMT”). The CCPA includes a number of limited exceptions, including an exception for data that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley-Act (“GLBA”) and an exemption that includes some types of data covered by the Fair Credit Reporting Act (“FCRA”). These exceptions, however, do not apply to the limited private cause of action afforded to individuals for incidents caused by a company’s failure to implement and maintain reasonable security measures to protect consumers’ personal information. Additionally, the CCPA applies to the personal information of California residents collected in the employment, job applicant and business-to-business settings.

Twenty U.S. states have enacted comprehensive privacy laws and several others are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. These laws and regulations are constantly evolving and add layers of complexity to compliance in the U.S. market. The CCPA and similar new state laws and regulations will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging.
The GLBA and FCRA impose privacy and information security requirements on FIs, including obligations to protect and safeguard consumers’ nonpublic personal information and creditworthiness information, respectively, and limitations on the use and disclosure of such information. The GLBA requires appropriate administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, availability, and the proper disposal of nonpublic personal information, and the FCRA imposes similar information security requirements regarding the protection of creditworthiness information.
The Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act.
Privacy and cybersecurity laws continue to evolve to impose ever stricter standards for the collection, use, dissemination, security, transfer and localization of personally identifiable information, including financial information. Actual, potential, or perceived violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies and processing of personal data, as well as civil claims including class actions, reputational damage and ongoing compliance costs, any of which could harm our business, results of operations and financial condition. Moreover, several states have enacted or are considering AI-specific regulations, which could increase compliance burdens and heighten the risks associated with the training, development, deployment, and use of AI technologies.
Similarly, the European Economic Area (the “EEA”) (comprised of the EU Member States and Iceland, Liechtenstein and Norway) adopted the General Data Protection Regulation (2016/679) (the “EU GDPR”) in May 2018 and the UK implemented the EU GDPR by virtue of section 3 of the European Union (Withdrawal) Act 2018 which sits alongside the UK Data Protection Act 2018 (as amended by the U.K. Data (Use and Access) Act 2025) (known as the “UK GDPR,” and together with the “EU GDPR,” the “GDPR”). The GDPR has a direct effect where an entity is established in the EEA or the UK and has extra-territorial effect where an entity established outside of the EEA or UK processes personal data in relation to the offering of goods or services to individuals in the EEA and/or the UK or the monitoring of their behavior. The GDPR imposes a number of obligations on controllers, including, among others: (i) accountability and transparency requirements which require controllers to demonstrate and record compliance with the GDPR and to provide detailed information to data subjects regarding processing; (ii) requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed in relation to the purpose for which they are processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a usable format and erasing personal data in certain circumstances and the right not to be subject to solely automated decision-making; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and to affected individuals, where the personal data breach is likely to result in a high risk to their rights and freedoms, without undue delay. Processors are required to notify the controller without undue delay after becoming aware of a personal data breach.
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism in accordance with the EU GDPR has been put in place (e.g., Standard Contractual Clauses or “SCCs”) or a derogation under the EU GDPR can be relied on. In certain cases (e.g. where transfers are made in reliance on SCCs) it is also necessary to carry out a transfer impact assessment (“TIA”) which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (“Adequacy Decision”) for EU-US transfers of personal data for entities self-certified to the EU-US Data Privacy Framework (“DPF”). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK government does not consider adequate. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new SCCs. The UK Information Commissioner’s Office (“ICO”) has also published its own version of the TIA, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge. Personal data may be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF. This may have implications for our cross-border data flows and may result in additional compliance costs.
Data protection supervisory authorities have the power under the GDPR to (amongst other things) impose fines of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, for serious violations of certain of the GDPR’s requirements. Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them for financial or non-financial losses (e.g., distress). Complying with the GDPR may cause us to incur substantial operational and compliance costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, regulators, customers, data subjects, suppliers, vendors or other parties. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects.
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
On January 17, 2023, the EU Network and Information Systems Security 2 Directive (“NISD2”) entered into force. Member States had until October 17, 2024 to transpose NISD2 into EU Member State law. As of February 2026, most Member States have now implemented NISD2. The European Commission initiated infringement procedures, in November 2024, by sending letters of formal notice to 23 Member States for failing to fully transpose NISD2 by this deadline. Under NISD2, stringent cybersecurity and incident reporting requirements are imposed on ‘essential’ and ‘important’ entities, which include information and communication technology (“ICT”) managed service providers.
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
The EU Digital Operational Resilience Act (“DORA”), which took effect on January 17, 2025, imposes regulatory obligations to reinforce the digital operational resilience of regulated entities operating in the financial services industry, and to adequately manage and remediate risks related to the engagement of ICT third-party service providers. DORA only imposes direct regulatory obligations on ICT third-party service providers that are considered ‘critical’ within the meaning of DORA. Non-critical ICT third-party service providers are only indirectly impacted by DORA, by virtue of the mandatory contractual terms that DORA requires financial entities to implement with ICT third-party service providers.

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

We depend on data centers operated by or on behalf of Salesforce, AWS, and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
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
In addition to serving as a data center provider, AWS provides cloud infrastructure and platform services that are integral to the operation of certain of our products. AWS also serves as the primary infrastructure layer for certain of our products including our U.S. mortgage business and our artificial intelligence and machine learning capabilities, including the cloud platform services that power our AI-driven features and our agentic AI platform. Any disruption to these services, including a prolonged outage or termination of our agreement with AWS, could impair our ability to deliver those products and AI capabilities to customers and could adversely affect our business and results of operations.
Our customers are highly regulated. Our failure to comply with laws and regulations applicable to us as a technology provider to FIs could adversely affect our business and results of operations, increase costs, and impose constraints on the way we conduct our business.
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our solutions address. As a provider of technology to FIs, we have been, and expect to continue to be, examined on a periodic basis by various regulatory agencies and may be required to review certain of our suppliers and partners. In addition, while much of our operations are not directly subject to the same regulations applicable to FIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. For example, as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the GLBA related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to FIs. The GLBA includes limitations on FI’s disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requiring FIs to limit the use and further disclosure of nonpublic personal information to nonaffiliated third parties and requiring FIs to safeguard nonpublic personal information. Banking regulations for information security and breach notification also impose obligations on us due to our relationships with customers that increase our information security obligations and customers may impose additional information security standards upon us, such as those relating to the New York Department of Financial Services Cybersecurity Regulation (“Cybersecurity Regulation”) or the National Association of Insurance Commissioner’s Insurance Data Security Model Law, which are both intended to establish standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees. As of February 1, 2026, a version of the Insurance Data Security Model law has been adopted in more than 25 jurisdictions. Both the Cybersecurity Regulation and Insurance Data Security Model Law require oversight of third-party service providers with respect to information security, among other things. Matters subject to review and examination by federal and state FI regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our solutions. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we have to make changes to our internal processes and solutions as result of these regulations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
We have and may continue to acquire or invest in companies, pursue business partnerships or divest products or assets, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments, partnerships, or divestitures.
From time to time, we consider potential strategic transactions, including acquisitions or divestitures of, or investments in, businesses, technologies, services, solutions, and other assets. For example, we completed three acquisitions in fiscal 2025 and one acquisition in fiscal 2026. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. For instance, we incurred significant costs in connection with our prior acquisitions. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target or identified purchaser for divestiture opportunities. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•our inability to integrate or benefit from acquired technologies or services;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of transaction-related costs;
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
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition or divestiture;
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
Since our inception, our business has grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems, and other significant changes and additional complexities. Our revenues increased from $476.5 million for fiscal 2024 to $540.7 million for fiscal 2025 and to $594.8 million for fiscal 2026. Our total number of employees increased from 436 as of January 31, 2018 to 1,684 as of January 31, 2026. Managing and sustaining a growing workforce and customer base geographically dispersed in the U.S. and internationally requires substantial management effort, infrastructure, and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We also have to expand and enhance the capabilities of our sales, relationship management, implementation, customer service, research and development, and other personnel to support our growth and continue to achieve high levels of customer service and satisfaction. Our success depends on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of customer service, our reputation, as well as our business and results of operations, could be materially and adversely affected.

Defects, errors, or other performance problems in our solutions could harm our reputation, result in significant costs to us, impair our ability to sell our solutions, and subject us to substantial liability.
Our solutions are complex and may contain defects or errors when implemented or when new functionality is released. Despite extensive testing, from time to time we have discovered, and may in the future discover, defects or errors in our solutions. As we rapidly develop and deploy AI-powered features, the risk of unexpected behaviors, inaccuracies, or performance issues increases. Any performance problems or defects in our solutions may materially and adversely affect our business and results of operations. Defects, errors, or other performance problems or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our customers’ businesses, and harm our reputation. In addition, if we have any such errors, defects, or other performance problems, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment, or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation, or adverse publicity. Errors, defects, or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.
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
For the fiscal years ended January 31, 2024, 2025, and 2026, sales to customers outside the U.S. accounted for 18.7%, 21.5% and 22.1%, respectively, of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. We have expended significant resources to build out our sales and professional services organizations outside of the U.S. and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the U.S. may not be relevant to our ability to expand in any international market.
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
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, or providing improper payments or benefits to officials and other recipients for improper purposes. Our precautions to prevent violations of these laws may prove ineffective, and our potential exposure for violating these laws increases as our international presence and sales expand.
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
As of January 31, 2026, we had 12 issued patents relating to the nCino Platform in the U.S. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “nCino” name and logo in the U.S. and certain other countries and we have registrations and/or pending applications for additional marks in the U.S. and certain other countries. However, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available. We also rely on confidentiality agreements, consulting agreements, work-for-hire agreements, and invention assignment agreements with our employees, consultants, and others.
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
We currently use in our solutions, and may use in the future, software that is licensed under “open source,” “free,” or other similar license, where the licensed software is made available to the general public on an “as-is” basis under the terms of a specific non-negotiable license. Some open source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open source code be licensed in source code form under the same open source licenses. Our monitoring of our use of open source software may fail to prevent the risk of licensing such software. We cannot assure you that all open source software is reviewed prior to use in our solutions, that our programmers have not incorporated open source software into our solutions, or that they will not do so in the future.
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
We have funded our operations since inception primarily through equity financings, receipts generated from customers, and a revolving credit facility of up to $250.0 million (the “2024 Credit Facility”). As of January 31, 2026, we had $213.5 million outstanding under our 2024 Credit Facility. In March 2024, we amended our then-existing revolving credit facility (the “2022 Credit Facility”) and increased our borrowing availability from $50.0 million to $100.0 million and, in October 2024, we terminated our 2022 Credit Facility and obtained the 2024 Credit Facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations. If we incur debt, including under the 2024 Credit Facility, the lenders would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, and we may be unable to service or repay the debt. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial net operating losses (“NOLs”) during our history. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generally may not be carried back to prior taxable years. Additionally, for taxable years beginning after December 31, 2017, the deductibility of federal NOLs is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years before 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not sustain profitability in the future.
In addition, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. The rules of Section 382 are regularly being evaluated to determine any potential limitations. If we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards or pre-change tax attributes to offset our future taxable income, if any.
Amendments to existing tax laws, rules, or regulations, or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) and new regulations or interpretations could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the United States Inflation Reduction Act, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by certain publicly traded corporations. More recently, in July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which made significant changes to the Code. Among other provisions, the OBBBA restored the immediate deductibility of domestic research and experimental (“R&E”) expenditures for tax years beginning after December 31, 2024, while retaining the requirement to capitalize and amortize foreign R&E expenditures. The OBBBA also introduced other complex tax provisions, including changes to provisions relating to income from non-U.S. subsidiaries. Although the full impact of the OBBBA will depend on future regulatory guidance and implementation, these changes may materially affect our effective tax rate, deferred tax balances, and cash taxes.

We continue to evaluate the impacts of these and other recent tax law changes on our business. Changes in or interpretations under the OBBBA or other existing or future tax legislation may increase our tax liabilities or compliance costs. Furthermore, future guidance from the IRS and other tax authorities, or judicial decisions interpreting these laws, could materially impact our provision for income taxes. Additionally, if the U.S. or other foreign tax authorities change applicable tax laws or practices, our overall tax liability could increase, and our business, financial condition and results of operations may be adversely impacted.
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
•repurchases of our common stock under our stock repurchase programs or the decision to terminate or suspend any repurchases;
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
•volatility in the trading prices and trading volumes of financial technology and other technology stocks; and
•other events or factors, political conditions, election cycles, war or incidents of terrorism, or responses to these events.
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
We cannot guarantee that any stock repurchase program will be fully consummated or that it will enhance stockholder value, and stock repurchases could affect the price of our common stock.
In March 2025, our Board of Directors authorized a program under which we were authorized to repurchase up to $100.0 million of our outstanding common stock which we completed in the third quarter of fiscal 2026. In December 2025, our Board of Directors authorized another stock repurchase program of up to $100.0 million of our outstanding common stock (the “December 2025 Stock Repurchase Program”). The Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The December 2025 Stock Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The stock repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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
Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

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
Moreover, domestic and international economies have from time to time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty, including uncertainty as a result of geopolitical events such as the conflicts in and around Ukraine, the Middle East and other parts of the world. In particular, recent tariffs and reciprocal trade measures enacted or threatened to be enacted by the U.S. and other countries have led to increased volatility and uncertainty in certain parts of the global economy. We cannot predict the timing, strength, or duration of the current or any future potential economic volatility or slowdown in the U.S. or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase our solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our results of operations.
Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our business, financial condition, and results of operations.
A significant portion of our employee base, operating facilities, and infrastructure are centralized in Wilmington, North Carolina. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, power outages, and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, our disaster recovery plans may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including Salesforce and AWS, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or otherwise materially and adversely affect our business.
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
On October 28, 2024, we entered into a Credit Agreement by and among the Company, nCino OpCo, Inc., certain subsidiaries of the Company as guarantors, the lenders party thereto, and Bank of America, N.A. as administrative agent, pursuant to which we received access to a revolving Credit Facility of up to $250.0 million. As of January 31, 2026, we had $213.5 million outstanding under our 2024 Credit Facility. The 2024 Credit Facility contains affirmative and restrictive covenants that limit our operating ability including to, among other things, dispose of assets, merge with other companies, incur additional indebtedness and liens, engage in new businesses, acquire certain other companies and modify organizational documents. In addition, the 2024 Credit Facility is secured by substantially all of our personal property, and the 2024 Credit Facility requires us to satisfy certain covenants, including maintaining certain total leverage and interest coverage ratios under the 2024 Credit Facility. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial or other covenants in our 2024 Credit Facility would adversely affect our business. Further, at any time, if we violate the terms of the 2024 Credit Facility or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
nCino has implemented a variety of cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks. Our approach includes (i) nCino’s Enterprise Risk Management Program, as managed by the Internal Audit & Enterprise Risk Management Department and overseen by the Audit Committee of the Board, who provide formal oversight of our cybersecurity risk; (ii) cybersecurity risk and threat assessments; (iii) vulnerability management programs designed to identify hardware and software vulnerabilities; (iv) variety of tools designed to monitor our networks and systems for suspicious activity; and (v) incident response plans and trainings. The Enterprise Risk Management Program includes a cybersecurity risk management process and a formal Information Security Management System (“ISMS”) as foundational components of the program covering cybersecurity. Within this process, we routinely assess risks that could affect the organization’s ability to meet its business objectives and provide reliable services to our customers.
nCino conducts annual cybersecurity risk and threat assessments which include detailed control analyses for measuring both inherent and residual risk factors. These assessments are performed by nCino Information Security as part of ISO 27001 ISMS requirements, framework and certification. Our annual risk assessment, aligned to ISO 27001 and National Institute of Standards and Technology (“NIST”), is the basis for security risk identification, with additional assessments to address risks that threaten the achievement of established control objectives. Threats to security, confidentiality, and availability are identified and assessed as part of our annual and routine risk assessments and regularly evaluated through internal audits. We supplement internal efforts with independent third-party assessments and annual compliance audits, including SOC 1, SOC 2, and ISO 27001 certifications. The results of these audits are reviewed by management and our Audit Committee, with any identified gaps or recommendations incorporated into our remediation tracking and monitoring process. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A of this Annual Report on Form 10-K, “Risk Factors.”
Governance
nCino’s Chief Information Security Officer (“CISO”) is responsible for identifying, assessing, and managing material cybersecurity risks. nCino’s CISO brings over 25 years of experience in security and risk management to the Company, reporting to our Information Security Committee, comprised of executive leadership, cybersecurity-focused committees, and to nCino’s Board of Directors. The CISO provides quarterly reports to the Audit Committee and annual briefings to the full Board of Directors.
nCino’s CISO reports cybersecurity risk assessment results at the Enterprise Risk Management Committee, Information Security, and Board and Audit Committee Meetings. nCino uses formal and informal education and training efforts to identify and mitigate cybersecurity risk, which includes external collaboration with peers and industry groups. nCino maintains a documented process for when and by whom senior management is informed of a cybersecurity incident and when such information will be reported to affected parties. To further mitigate the impact of any cybersecurity incidents, we maintain cybersecurity insurance in amounts that we believe are appropriate for our business. These processes are detailed within our Incident Response Plan which is regularly reviewed and updated by the information security team.
Item 2. Properties
Our headquarters are located in Wilmington, North Carolina where we lease facilities encompassing approximately 180,000 square feet plus a 648-space parking deck. These leases expire in October 2039, each with options to extend and a purchase option that expires if not exercised on or before November 30, 2028. We have additional domestic offices in the U.S. and international offices in the United Kingdom, Australia, Canada, Japan, Spain, New Zealand and South Africa. All of our offices are leased, and we do not own any real property.
We believe our facilities are adequate for our current needs. We believe that we will be able to obtain additional space on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we may become involved in various litigation matters and be subject to claims that arise in the ordinary course of business. For information regarding legal proceedings, see Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference into this Part I, Item 3.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed on The Nasdaq Global Select Market under the symbol “NCNO”.
Stockholders
As of January 31, 2026, there were 69 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The graph below compares the cumulative total return to our stockholders on our common stock between January 31, 2021 through January 31, 2026 in comparison to the Russell 2000 Index and the S&P 1500 Application Software Index. The graph assumes $100 was invested in our common stock on January 31, 2021, the Russell 2000 Index, and the S&P 1500 Application Software Index and assumes the reinvestment of any dividends.
Comparison of Cumulative Total Return of nCino, Inc.

175
150
125
100
75
50
25
0
Fiscal 2021
Fiscal 2022
Fiscal 2023
Fiscal 2024
Fiscal 2025
Fiscal 2026
nCino, Inc.
Russell 2000 Index
S&P 1500 Application Software Index

Securities Authorized for Issuance under Equity Compensation Plans
For more information regarding securities authorized for issuance, see Part III, Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes the stock repurchase activity for the three months ended January 31, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2025 to November 30, 2025	—	$—	—	$—
December 1, 2025 to December 31, 2025	772,198	25.90	772,198	80,002
January 1, 2026 to January 31, 2026	195,373	25.59	195,373	75,002
Total	967,571		967,571
(1) In December 2025, our Board of Directors authorized, and on December 8, 2025, the Company announced a stock repurchase program of up to $100.0 million of our outstanding stock. As of January 31, 2026, $75.0 million remains available for future repurchases. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(2) The average price per share excludes transaction costs and excise tax associated with the repurchases, if any.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends. For example, references in this Annual Report on Form 10-K to “fiscal 2026” refer to the fiscal year ended January 31, 2026.
The following section of this Form 10-K discusses our financial condition and results of operations for fiscal 2026 and 2025 and year-to-year comparisons between fiscal 2026 and fiscal 2025. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 1, 2025.
Overview
As employees at financial institutions do their daily work and serve their clients, they often face inefficiencies from disparate systems, broken workflows, manual processes, and the inability to utilize their data effectively. This negatively impacts risk management, decision making, and the experiences of bankers and their clients. FIs need a unified platform that helps them reengineer every experience, from managing complex credit portfolios to streamlining account onboarding and loan origination.
nCino helps FIs of all sizes optimize their operations by embedding banking intelligence directly into the tools FI employees already use. nCino’s data foundation, which was developed from the workflows, decisions, and outcomes of financial institutions, enables our platform to deliver AI-driven capabilities across our solutions. With the nCino Platform, FIs can:
•operate more intelligently,
•improve efficiency,

•elevate employee and client experiences, and
•manage risk and compliance continuously rather than reactively.
nCino was originally founded in a bank to improve that institution’s operations and client service. Its founders quickly realized that virtually all banks and credit unions faced the same core problems—cumbersome legacy technology, fragmented data, disconnected business functions, and a disengaged workforce. nCino was spun out as a separate company in late 2011 to help more institutions solve these challenges using cloud-based technology.
We initially focused on developing the nCino Platform to transform commercial and small business lending for community and regional banks in the U.S. We scaled the platform to enterprise banks in the U.S. in 2014, and then internationally in 2017. We have subsequently expanded across North America, Europe, the Middle East, Japan, and APAC.
Over the years, we’ve built and enhanced our products to ensure innovation and seamless integration across key solution lines of commercial, small business and consumer banking including mortgage. We have strategically built and acquired technology, including SimpleNexus, DocFox, FullCircl, ILT, Visible Equity, FinSuite, and Sandbox Banking, to significantly augment the nCino Platform’s capabilities for mortgage lending, onboarding, account opening, indirect auto lending, and advanced analytics and AI. This approach has allowed us to create a unified platform of best-in-class intelligent solutions, underpinned by our rich data foundation, enabling FIs to replace multiple legacy systems, connect their operations, and streamline workflows and processes across various business lines to achieve desired impacts and process improvements.
We generally offer the nCino Platform on a subscription basis pursuant to non-cancelable multi-year contracts that are typically three to five years in duration. nCino has evolved from a single product workflow solution to a platform of best-in-class, intelligent solutions. Our Intelligent Solution Framework pricing model helps ensure the value-based positioning and pricing of our products and creates an opportunity to embed intelligence into all our solutions.
We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of January 31, 2026, we had 185 sales and sales support personnel in the U.S. and 131 sales and support personnel in offices outside the U.S.
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
Our total revenues were $476.5 million, $540.7 million, and $594.8 million for fiscal 2024, 2025, and 2026, respectively, representing an 11.7% compound annual growth rate. Our subscription revenues were $409.5 million, $469.2 million, and $523.1 million for fiscal 2024, 2025, and 2026, representing a 13.0% compound annual growth rate. We recorded net income (loss) attributable to nCino in fiscal 2024, 2025, and 2026 of $(42.3) million, $(37.9) million, and $5.2 million, respectively. For fiscal 2026, our total subscription revenues include $17.3 million of inorganic revenues not present in comparative prior periods, consisting of FullCircl for the first three quarters of fiscal 2026 and Sandbox Banking following its acquisition on February 7, 2025 (the “Sandbox Acquisition Date”). We have included the financial results of Sandbox Banking in the consolidated financial statements from the Sandbox Acquisition Date. For fiscal 2026, our financial results also include the operating results of our fiscal 2025 acquisitions of DocFox, ILT, and FullCircl from their acquisition dates of March 20, 2024 (the “DocFox Acquisition Date”), April 1, 2024 (the “ILT Acquisition Date”), and November 5, 2024 (the “FullCircl Acquisition Date”), respectively.
Significant Events in Fiscal 2026
Effective February 1, 2025, Pierre Naudé retired as the Company’s Chairman and Chief Executive Officer and Sean Desmond was appointed to succeed Mr. Naudé as the Company’s new President and Chief Executive Officer and as a member of the Company’s Board of Directors. On the same date, Mr. Naudé was appointed Executive Chairman of the Board. On February 1, 2026, Mr. Naudé transitioned to serving as a non-employee director and Chairman of the Board.
On the Sandbox Acquisition Date, we acquired Alphapack, Co. dba Sandbox Banking (“Sandbox Banking”), a digital transformation leader serving the financial services industry, for an aggregate purchase price of $62.9 million, inclusive of an additional earn-out opportunity of up to $10.0 million. This acquisition strengthens our ability to enhance data connectivity and streamline operations for banks and credit unions through an industry-leading iPaaS solution for a more intelligent and harmonious technology platform. See Note 6 “Business Combinations” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock (the “March 2025 Stock Repurchase Program”) which we completed in the third quarter of fiscal 2026. In December 2025, our Board of Directors authorized the December 2025 Stock Repurchase Program of up to $100.0 million of our outstanding common stock pursuant to which we repurchased 1.0 million shares of our outstanding common stock for $25.0 million, excluding transaction costs and excise tax associated with the repurchases, in fiscal 2026. As of January 31, 2026, $75.0 million remained available for future repurchases under the December 2025 Stock Repurchase Program. To date we have not repurchased any shares in fiscal 2027. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
We funded the purchase of Sandbox Banking and our purchases under the Stock Repurchase Programs primarily through borrowings under our credit facility.
On May 27, 2025, we announced a workforce reduction of approximately 7% and office space reductions in certain markets (collectively, the “2026 Restructuring Plan”) in furtherance of our efforts to improve operational efficiencies. We incurred charges of $10.1 million for the year ended January 31, 2026, in connection with the 2026 Restructuring Plan. See Note 16 “Restructuring” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. Our ability to successfully implement our asset-based pricing model, which we began implementing in fiscal 2025, and our success in implementing AI capabilities in ways that our customers perceive as adding value, will also be key drivers. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 22.1% of total revenues for fiscal 2026. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and sustain profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
For fiscal 2024, 2025, and 2026, we had subscription revenue net retention rates of 116%, 110%, and 110%, respectively. Historically, the number of new customers in prior years and the associated phased activation schedules for such customer were a significant driver of changes in our subscription revenue net retention rate. Upon transitioning to asset-based pricing, growth in FI assets supported by nCino, the timing of deal signatures in current and comparative periods, and the degree to which customers expand or contract their commitments upon renewal will be more significant drivers of changes in subscription revenue net retention rate. Our use of subscription revenue net retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in adjacent markets may calculate subscription revenue net retention rates or similar metrics differently, which reduces its usefulness as a comparative measure.
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
We believe our ACV net retention rate over the long term illustrates our success in executing our land and expand strategy, as it demonstrates growing adoption by existing customers, including price increases but net of attrition. We define ACV net retention rate as total ACV at the end of a fiscal year from customers with ACV as of the end of the prior fiscal year, expressed as a percentage of ACV as of the end of the prior fiscal year, converted to U.S. dollars with foreign exchange rates in effect as of the end of the applicable period. We define ACV as the highest annualized subscription fee obligation under customer contracts in effect at the end of the reporting period. ACV net retention rate can occasionally moderate from one period to the next, from customer attrition for example. Our ACV net retention rate was 102%, 106%, and 112% for fiscal 2024, 2025, and 2026, respectively. In fiscal 2025, the increase in our ACV net retention rate was attributable to increased ACV from customers who expanded their adoption of our solutions, offset in part due to a decline in ACV from customers adversely affected by an increase in mortgage rates. In fiscal 2026, the increase in our ACV net retention rate was attributable to increased ACV from customers who expanded their adoption of our solutions including nCino’s AI capabilities.
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
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing our solutions and maintenance and support services that we generally offer under non-cancellable multi-year contracts, which are typically three to five years in length. Specifically, we offer:
•Client onboarding, loan origination, and deposit account opening solutions targeted at a FI’s commercial, small business, and retail lines of business, as well as Banking Advisor and other ancillary products, for which we generally charge on a per seat basis or based upon the asset size of the customer. As we continue transitioning to our asset-based pricing model, we expect the number of customers we charge based on asset size will increase considerably.
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
Our subscription revenues are generally recognized ratably over the term of the contract beginning upon activation. For new customers, we typically activate all seats at inception of the agreement with stated price increases at specified intervals over the contract term. In these arrangements, the aggregate license fees over the contract term are recognized as revenue in equal amounts annually over the term. We may also activate a portion of seats at inception of the agreement, with the balance of seats activated at contractually specified points in time thereafter. Both approaches pattern the amount of our invoicing to customers after their expected rate of implementation and adoption. Where seats are activated in stages, we charge subscription fees from the date of activation through the anniversary of the initial activation date, and annually thereafter. Subscription fees are generally billed annually in advance while subscription fees for U.S. mortgage are generally billed monthly. Maintenance and support fees, as well as development licenses, are provided over the same periods as the related subscriptions, so fees are invoiced and revenues are recognized over the same periods. Subscription fees invoiced are recorded as deferred revenue pending recognition as revenues. In certain cases, we are authorized to resell access to Salesforce’s CRM solution along with the nCino Platform. When we resell such access, we charge a higher subscription price and remit a higher subscription fee to Salesforce for these subscriptions.
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
Cost of Revenues and Gross Margin
Cost of Subscription Revenues. Cost of subscription revenues consists of fees paid to Salesforce for access to the Salesforce Platform, including Salesforce’s hosting infrastructure and data center operations, along with certain integration fees paid to other third parties. When we resell access to Salesforce’s CRM solution, cost of subscription revenues also includes the subscription fees we remit to Salesforce for providing such access. We also incur costs associated with access to other platforms. In addition, cost of subscription revenues includes personnel-related costs associated with delivering maintenance and support services, including salaries, benefits and stock-based compensation expense, travel and related costs, amortization of acquired developed technology, and allocated overhead. Our subscription gross margin will vary from period to period based on the relative mix of revenues from our solutions, including the resale of Salesforce's CRM solution, and the utilization of support personnel. We expect the cost of subscription revenues will continue to increase in absolute dollars as we grow our business.
Cost of Professional Services and Other Revenues. Cost of professional services and other revenues consists primarily of personnel-related costs associated with delivery of these services, including salaries, benefits and stock-based compensation expense, travel and related costs, and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to direct labor costs. The cost of professional services revenues increases in absolute dollars as we have added new customer subscriptions that require professional services and built out our international professional services capabilities. Realized effective billing and utilization rates drive fluctuations in our professional services and other gross margin on a period-to-period basis.
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs. We capitalize incremental costs incurred to obtain contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately four to five years. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows and other event expenses, amortization of intangible assets, and allocated overhead. We expect sales and marketing expenses to decrease as a percentage of revenues as we leverage investments made to date.
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
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, changes in fair value of contingent consideration, and allocated overhead, as well as transaction-related expenses, such as legal and other professional services fees. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables present our selected consolidated statements of operations data for fiscal 2024, 2025, and 2026 in both dollars and as a percentage of total revenues, except as noted.

	Fiscal Year Ended January 31,
($ in thousands, except share and per share amounts)	2024	2025(1)	2026(2)
Revenues:
Subscription revenues	$409,479	$469,168	$523,134
Professional services and other revenues	67,064	71,489	71,647
Total revenues	476,543	540,657	594,781
Cost of revenues:
Cost of subscription revenues	120,861	134,932	149,562
Cost of professional services and other revenues	70,609	80,937	85,050
Total cost of revenues	191,470	215,869	234,612
Gross profit	285,073	324,788	360,169
Operating expenses:
Sales and marketing	130,547	123,231	136,560
Research and development	117,311	129,422	127,528
General and administrative	76,727	90,266	92,354
Total operating expenses	324,585	342,919	356,442
Income (loss) from operations	(39,512)	(18,131)	3,727
Non-operating income (expense):
Interest income	2,567	1,761	1,429
Interest expense	(4,135)	(8,763)	(17,457)
Other income (expense), net	(856)	(10,427)	19,008
Income (loss) before income taxes	(41,936)	(35,560)	6,707
Income tax provision (benefit)	1,590	(2,511)	(2,996)
Net income (loss)	(43,526)	(33,049)	9,703
Net income (loss) attributable to redeemable non-controlling interest	(1,109)	(472)	141
Adjustment attributable to redeemable non-controlling interest	(71)	5,301	4,382
Net income (loss) attributable to nCino, Inc.	$(42,346)	$(37,878)	$5,180
(1) Includes the operating results of DocFox, ILT, and FullCircl from the DocFox Acquisition Date, the ILT Acquisition Date, and FullCircl Acquisition Date, see Note 6 “Business Combinations” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(2) Includes the operating results of Sandbox Banking from the Sandbox Acquisition Date, see Note 6 “Business Combinations” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The Company recognized stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2024	2025	2026
Cost of subscription revenues	$1,847	$2,891	$3,123
Cost of professional services and other revenues	9,369	11,977	12,373
Sales and marketing	15,417	17,016	14,307
Research and development	15,942	17,416	15,835
General and administrative	15,460	22,292	28,246
Total stock-based compensation expense	$58,035	$71,592	$73,884
The Company recognized amortization expense for intangible assets as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2024	2025	2026
Cost of subscription revenues	$16,306	$17,784	$20,412
Cost of professional services and other revenues	330	330	165
Sales and marketing	20,590	11,979	15,882
Total amortization expense	$37,226	$30,093	$36,459

	Fiscal Year Ended January 31,
	2024	2025	2026
Revenues:
Subscription revenues	85.9%	86.8%	88.0%
Professional services and other revenues	14.1	13.2	12.0
Total revenues	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.5	28.8	28.6
Cost of professional services and other revenues	105.3	113.2	118.7
Total cost of revenues	40.2	39.9	39.4
Gross profit	59.8	60.1	60.6
Operating expenses:
Sales and marketing	27.4	22.8	23.0
Research and development	24.6	23.9	21.4
General and administrative	16.1	16.7	15.5
Total operating expenses	68.1	63.4	59.9
Income (loss) from operations	(8.3)	(3.3)	0.7
Non-operating income (expense):
Interest income	0.5	0.3	0.2
Interest expense	(0.9)	(1.6)	(2.9)
Other income (expense), net	(0.2)	(1.9)	3.2
Income (loss) before income taxes	(8.9)	(6.5)	1.2
Income tax provision (benefit)	0.3	(0.5)	(0.5)
Net income (loss)	(9.2)%	(6.0)%	1.7%

Comparison of the Fiscal Years Ended January 31, 2025 and 2026
Revenues

	Fiscal Year Ended January 31,
($ in thousands)	2025		2026
Revenues:
Subscription revenues	$469,168	86.8%	$523,134	88.0%
Professional services and other revenues	71,489	13.2	71,647	12.0
Total revenues	$540,657	100.0%	$594,781	100.0%
Subscription Revenues
Subscription revenues increased $54.0 million for fiscal 2026 compared to fiscal 2025, primarily attributable to growth from existing customers within and across lines of business, initial revenues from customers who did not contribute to subscription revenues during the prior period, and acquisitions. Of the increase, 87.8% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions, and 12.2% was attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period. Subscription revenues were 88.0% of total revenues for fiscal 2026 compared to 86.8% of total revenues for fiscal 2025, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues were essentially flat for fiscal 2026 compared to fiscal 2025, primarily attributable to the mix of solutions being implemented.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
($ in thousands)	2025		2026
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$134,932	28.8%	$149,562	28.6%
Cost of professional services and other revenues	80,937	113.2	85,050	118.7
Total cost of revenues	$215,869	39.9	$234,612	39.4
Gross profit	$324,788	60.1%	$360,169	60.6%
Cost of Subscription Revenues
Cost of subscription revenues increased $14.6 million for fiscal 2026, generating a gross margin of 71.4% compared to a gross margin of 71.2% for fiscal 2025.
The increase primarily consisted of:
•$9.5 million increase in third party data costs,
•$2.8 million increase in allocated overhead, inclusive of a $2.6 million increase in amortization expense related to acquired intangibles,
•$1.2 million increase in costs related to Salesforce user fees as we continued to add new customers and sell additional functionality to existing customers,
•$0.9 million increase in personnel costs, including $0.4 million in severance charges under the 2026 Restructuring Plan and compensation increases, and
•a $0.2 million increase in stock-based compensation expense.

Cost of Professional Services and Other Revenues
Cost of professional services and other revenues increased $4.1 million for fiscal 2026, generating a gross margin of (18.7)% compared to a gross margin of (13.2)% for fiscal 2025, primarily attributable to strategic investments in expanding our professional service capabilities, coupled with lower effective billing and utilization rates.
The increase primarily consisted of:
•$2.8 million increase in personnel costs, primarily due to an increase in average headcount during the year due to acquisitions, compensation increases, and $0.5 million severance charges under the 2026 Restructuring Plan,
•$1.2 million increase in allocated overhead primarily attributable to internal investments in AI technology, and
•a $0.4 million increase in stock-based compensation expense.
Operating Expenses

	Fiscal Year Ended January 31,
($ in thousands)	2025		2026
Operating expenses:
Sales and marketing	$123,231	22.8%	$136,560	23.0%
Research and development	129,422	23.9	127,528	21.4
General and administrative	90,266	16.7	92,354	15.5
Total operating expenses	342,919	63.4	356,442	59.9
Income (loss) from operations	$(18,131)	(3.3)%	$3,727	0.7%
Sales and Marketing
Sales and marketing expenses increased $13.3 million for fiscal 2026 compared to fiscal 2025, primarily attributable to:
•$5.0 million increase in allocated overhead, inclusive of a $3.9 million increase in amortization expenses for acquired intangible assets,
•$7.4 million increase in personnel costs, primarily driven by increased commissions for higher bookings and compensation increases, inclusive of $1.3 million in severance charges under the 2026 Restructuring Plan,
•$3.5 million increase in marketing costs,
•$0.5 million increase for sales-related travel costs,
•partially offset by a $2.7 million decrease in stock-based compensation expense, and
•a $0.4 million decrease in third-party professional fees.
Our sales and marketing headcount decreased by 22, fiscal year 2026 over fiscal year 2025, primarily attributable to the 2026 Restructuring Plan.
Research and Development
Research and development expenses decreased $1.9 million for fiscal 2026 compared to fiscal 2025, primarily attributable to:
•$1.9 million decrease in third-party professional fees,

•$1.6 million decrease in stock-based compensation expense,
•personnel costs were flat, driven by $3.7 million in severance charges under the 2026 Restructuring Plan which were offset by lower costs from reduced headcount, and
•partially offset by a $1.6 million increase in allocated overhead primarily attributable to internal investments in AI technology.
Our research and development headcount decreased by 53, fiscal year 2026 over fiscal year 2025, primarily attributable to the 2026 Restructuring Plan.
General and Administrative
General and administrative expenses increased $2.1 million for fiscal 2026 compared to fiscal 2025, primarily attributable to:
•$6.0 million increase in non-cash stock-based compensation expense primarily due to modifications of equity awards for our Chairman transition,
•$2.3 million increase in restructuring costs for exit costs and asset write-offs associated with the 2026 Restructuring Plan,
•$1.6 million increase in the fair value of contingent consideration,
•$1.6 million increase in bad debt expense,
•$0.2 million increase in personnel costs, driven by $1.1 million in severance charges under the 2026 Restructuring Plan, partially offset by lower costs from reduced headcount,
•partially offset by an $8.7 million decrease in third-party professional fees, mostly attributable to a decrease in transaction-related expenses and professional fees, and
•a $0.9 million decrease in allocated overhead and other general and administrative costs.
Our general and administrative headcount decreased by 18, fiscal year 2026 over fiscal year 2025, primarily attributable to the 2026 Restructuring Plan.
Non-Operating Income (Expense)

	Fiscal Year Ended January 31,
($ in thousands)	2025		2026
Interest income	$1,761	0.3%	$1,429	0.2%
Interest expense	(8,763)	(1.6)	(17,457)	(2.9)
Other income (expense), net	(10,427)	(1.9)	19,008	3.2
Interest income decreased $0.3 million for fiscal 2026 compared to fiscal 2025, primarily attributable to balance and rate fluctuations of our accounts earning interest. Interest expense increased $8.7 million for fiscal 2026 compared to fiscal 2025, due to borrowing on our revolving credit facility. The increase of $29.4 million in other income (expense), net was primarily driven by intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Benefit

	Fiscal Year Ended January 31,
($ in thousands)	2025		2026
Income tax benefit	$(2,511)	(0.5)%	$(2,996)	(0.5)%

Income tax benefit was $3.0 million for fiscal 2026 compared to $2.5 million for fiscal 2025 and resulted in an effective tax rate of (44.7)% compared to 7.1% in the prior fiscal year.
See Note 9 “Income Taxes” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the U.S. federal statutory rate to the effective tax rate.
We continue to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. and U.K. Management determines when a valuation allowance should be recorded, utilizing significant judgment and the use of estimates. Through acquisitions, the Company recorded a net U.S. deferred tax liability mostly related to identifiable intangible assets, reducing the valuation allowance in the United States by $2.0 million. Additionally, the Company reduced the valuation allowance in the U.K. by $2.8 million due to the ability to utilize acquired deferred tax attributes as part of corporate reorganizations related to foreign acquisitions during the Company’s fiscal 2026.
Comparison of the Fiscal Years Ended January 31, 2024 and 2025
For a discussion of our results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on April 1, 2025.
Non-GAAP Financial Measure
In addition to providing financial measurements based on GAAP, we provide non-GAAP operating income as an additional financial metric that is not prepared in accordance with GAAP (“non-GAAP”). Our calculation of non-GAAP operating income is described below. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, and to evaluate our financial performance. We believe that this non-GAAP financial measure helps us to identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of the non-GAAP financial measure.
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
Non-GAAP operating income. Non-GAAP operating income is defined as Income (loss) from operations as reported in our consolidated statements of operations excluding the following items:
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
Stock-Based Compensation Expenses. nCino excludes stock-based compensation expenses primarily because they are non-cash expenses that nCino excludes from our internal management reporting processes. nCino’s management also finds it useful to exclude these expenses when they assess the appropriate level of various operating expenses and resource allocations when budgeting, planning and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use, nCino believes excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

Transaction-Related Expenses. nCino excludes expenses related to mergers and acquisitions or divestitures as they limit comparability of operating results with prior periods. Transaction-related expenses include, but are not limited to, costs incurred from third-party professional services firms, change in fair value of contingent consideration, and one-time integration activities. We believe these costs are non-recurring in nature and outside the ordinary course of business.
Litigation Expenses. nCino excludes fees and expenses related to certain litigation expenses incurred from legal matters outside the ordinary course of our business as we believe their exclusion from non-GAAP operating expenses will facilitate a more meaningful explanation of operating results and comparisons with prior period results.
Restructuring Costs. nCino excludes costs incurred related to bespoke restructuring plans and other one-time costs, if any, that are fundamentally different in strategic nature and frequency from ongoing initiatives. We believe excluding these costs facilitates a more consistent comparison of operating performance over time. See Note 16 “Restructuring” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the charges related to the restructuring.
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
The following table reconciles non-GAAP operating income to GAAP income (loss) from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP:

	Fiscal Year Ended January 31,
($ in thousands)	2024	2025	2026
GAAP income (loss) from operations	$(39,512)	$(18,131)	$3,727
Adjustments
Amortization of intangible assets	37,226	30,093	36,459
Stock-based compensation expense	58,035	71,592	73,884
Transaction-related expenses	878	12,245	5,264
Litigation expenses(1)	4,525	366	—
Restructuring and related charges	627	—	10,077
Total adjustments	101,291	114,296	125,684
Non-GAAP operating income	$61,779	$96,165	$129,411
(1) Represents legal expenses related to a closed government antitrust investigation and related settled civil action and a dismissed shareholder derivative lawsuit.
Liquidity and Capital Resources
As of January 31, 2026, we had $88.4 million in cash and cash equivalents, and an accumulated deficit of $375.8 million. Our net losses have been driven by our investments in developing the nCino Platform and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
To date, we have funded our capital needs through operating cash flows, issuances of common stock including our initial public offering in July 2020, and our revolving line of credit. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings.
As of January 31, 2026, we had $213.5 million outstanding, borrowing availability of $36.5 million, and no letters of credit issued under our 2024 Credit Facility, and we were in compliance with all covenants thereunder. During fiscal 2026, we had net borrowings of $47.5 million under the 2024 Credit Facility to fund the acquisition of Sandbox Banking and repurchase shares of our common stock. As of January 31, 2026, the applicable interest rate under the 2024 Credit Facility was 5.68%. See Note 12 “Revolving Credit Facility” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
We believe that current cash and cash equivalents as well as borrowings available under the 2024 Credit Facility will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Platform and introduce new solutions, market acceptance of our solutions, the continued expansion of our sales and marketing activities, capital expenditure requirements, repurchases of our common stock, and any potential future acquisitions. We may from time to time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
Subsequent to January 31, 2026, we entered into an Incremental Facility Amendment to the 2024 Credit Agreement for a senior secured incremental term loan of $200.0 million. The proceeds will be used to reduce a portion of the outstanding balance on our revolving credit facility and to finance an accelerated share repurchase program discussed below. See Note 18 “Subsequent Events” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Stock Repurchase Programs
In March 2025, our Board of Directors authorized the March 2025 Stock Repurchase Program of up to $100.0 million of our outstanding common stock. As of January 31, 2026, we had completed the March 2025 Stock Repurchase Program.
In December 2025, our Board of Directors authorized the December 2025 Stock Repurchase Program of up to $100.0 million of our outstanding common stock. As of January 31, 2026, $75.0 million remains available for future repurchases under the Stock Repurchase Program.
During the fiscal year ended January 31, 2026, we repurchased an aggregate of 5.0 million shares of our outstanding common stock for $125.0 million under our repurchase programs, excluding transaction costs and excise tax associated with the repurchases.
The volume, price, timing, and manner of repurchases were determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Subsequent to January 31, 2026, we entered into an additional $100.0 million share repurchase program to be completed under an accelerated share repurchase program effective March 31, 2026. See Note 18 “Subsequent Events” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027, we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2025 and 2026, the redeemable non-controlling interest was $8.3 million and $12.7 million, respectively.

Cash Flows
Summary Cash Flow information for fiscal 2024, 2025, and 2026 is set forth below.

	Fiscal Year Ended January 31,
($ in thousands)	2024	2025	2026
Net cash provided by operating activities	$57,285	$55,199	$90,065
Net cash used in investing activities	(6,328)	(219,177)	(54,080)
Net cash provided by (used in) financing activities	(21,113)	170,478	(73,032)
Net Cash Provided by Operating Activities
The $90.1 million of net cash provided by operating activities in fiscal 2026 reflects our net income of $9.7 million, $34.8 million of cash used in working capital accounts, and net adjustments on $115.1 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, provision for bad debt, change in fair value of contingent consideration, loss on disposal of long-lived assets, partially offset by foreign currency gains related to intercompany loans and transactions, deferred income taxes, and gains on investments. Cash used in working capital accounts was principally a function of a $25.1 million increase of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, $16.2 million increase in accounts receivable due to the timing of billings and collections from customers, $4.1 million decrease in operating lease liabilities, and $2.1 million decrease in accrued expenses and other current liabilities. Cash used in working capital accounts was partially offset by a $10.9 million increase in deferred revenue, as we continued to expand our customer base and renewed existing customers, $1.1 million increase in accounts payable, $0.6 million increase in other long-term liabilities, and $0.2 million decrease in prepaid expenses and other assets.
The $55.2 million of net cash provided by operating activities in fiscal 2025 reflects our net loss of $33.0 million and $38.5 million used in working capital accounts, offset by $126.7 million in non-cash charges. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, foreign currency losses related to intercompany loans and transactions, deferred income taxes, and non-cash operating lease costs. Cash used in working capital accounts was principally a function of a $31.4 million increase in accounts receivable due to the timing of billings and collections from customers, an increase of $21.5 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $7.1 million increase in prepaid expenses and other assets, a decrease of $3.8 million in operating lease liabilities, and a $0.2 million decrease in accounts payable. The cash used in working capital accounts was partially offset by a $13.8 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, a $10.2 million increase in accrued expenses and other current liabilities primarily due to acquisition costs and compensation, and a $1.4 million increase in other long-term liabilities.
Net Cash Used in Investing Activities
The $54.1 million of net cash used in investing activities in fiscal 2026 was comprised of $50.3 million used for the acquisition of Sandbox Banking, $7.5 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business primarily for one of our international offices, partially offset by proceeds from the sale of an investment of $3.7 million. The $219.2 million of net cash used in investing activities in fiscal 2025 was comprised of $216.9 million used for the acquisition of DocFox, ILT, and FullCircl, $1.8 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business, and $0.5 million for the acquisition of certain technology.
Net Cash Provided by (Used in) Financing Activities
The $73.0 million of net cash used in financing activities in fiscal 2026 was comprised principally of repurchases of our common stock of $125.1 million, payments of $65.0 million on our credit facility, and principal payments of $1.6 million on financing obligations. The cash used in financing activities was partially offset by $112.5 million proceeds from borrowings on our credit facility to fund the acquisition of Sandbox Banking and to make repurchases of our common stock under the stock repurchase programs, $4.2 million of proceeds from stock issuances under the employee stock purchase plan, and $2.0 million of proceeds from the exercise of stock options. The $170.5 million of net cash provided by financing activities in fiscal 2025 was comprised principally of $241.0 million proceeds from borrowings on the credit facilities to fund the acquisitions of DocFox and FullCircl, $4.5 million of proceeds from stock issuances under the employee stock purchase plan, and $2.8 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially offset by payments of $75.0 million on the credit facility, payments of debt issuance costs of $1.5 million, and principal payments of $1.3 million on financing obligations.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes, acquisition liabilities, and the 2024 Credit Facility. See Note 6 “Business Combinations,” Note 11 “Leases,” Note 12 “Revolving Credit Facility,” and Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 1 “Summary of Business and Significant Accounting Policies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to our solutions, with routine customer support and maintenance related to email and phone support, bug fixes and unspecified software updates and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, which we believe best reflects the manner in which our customers utilize our subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time and, as a result, are accounted for as a service contract. Generally, our subscription contracts are three to five years in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. U.S. mortgage contracts are generally billed monthly. Subscription arrangements that are cancelable generally have penalty clauses.
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
Remaining performance obligations (“RPOs”) represent contracted revenues that have not yet been recognized, including deferred revenue and unbilled amounts that we expect will be recognized as revenues in future periods. Our reported RPO balance is influenced by several factors, including the timing of renewals, average contract terms, and foreign currency exchange rates. Because we often enter into large, multi-year contracts and the timing of renewal of these contracts varies by customer, our reported RPOs may fluctuate significantly from period to period, and we do not believe this measure is a useful gauge of our future performance. For these reasons, we do not use RPOs as a tool for managing our business.
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
•future expected cash flows from subscription contracts and acquired developed technologies;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•royalty rates applied to acquired developed technology platforms and other intangible assets;
•assumptions about the period of time and intended use of acquired intangible assets;
•discount rates; and
•uncertain tax positions and tax related valuation allowances.
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
Contingent consideration arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date until the contingency is resolved. We estimate the fair value of any contingent consideration using Level 3 unobservable inputs. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and can involve significant judgments by management. Changes in fair value are recognized in general and administrative expenses on the Company’s consolidated statements of operations.
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
A valuation allowance is provided against a deferred tax asset when we determine that it is more likely than not that all, or a portion of, the balance will not be realized. This requires management to utilize significant judgment and the use of estimates. Any realization of the Company’s deferred tax assets is based upon the evaluation of four sources of taxable income: the future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and tax-planning strategies. At January 31, 2026, we determined that it is more likely than not that the majority of our deferred tax assets will not be realized and as such, recorded a valuation allowance of $151.7 million against our deferred tax assets of $225.8 million as of that date.
The Company is subject to income tax in the U.S., multiple state and local jurisdictions and various foreign countries. The tax laws and regulations in each jurisdiction may be interpreted differently in certain situations, which could result in differing financial results. The Company is required to exercise judgment regarding the application of these tax laws and regulations. Through this judgment process, the Company will evaluate and recognize any tax liabilities related to any income tax uncertainties. Due to the complexity of any uncertainty, the ultimate resolution may result in a remittance that is different from the current estimate of any tax liabilities.
Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, if applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At January 31, 2026, we had cash, cash equivalents, and restricted cash of $88.7 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Our 2024 Credit Facility is a senior secured revolving credit facility of up to $250.0 million. Borrowings bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step-ups based on certain leverage ratios. As a result, we are exposed to increased interest rate risk as we make draws. At January 31, 2026, we had $213.5 million outstanding under the 2024 Credit Facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. See Note 12 “Revolving Credit Facility” of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of Accumulated other comprehensive income within stockholders’ equity. Gains or losses due to transactions in foreign currencies, the majority of which is due to the remeasurement of intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity, are included in Other income (expense), net in our consolidated statements of operations. To help mitigate the risk going forward, we settled a majority of our intercompany loans during fiscal 2026. Our customers outside of the U.S. typically pay us in local currency. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
At January 31, 2026, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $4.5 million on our cash, cash equivalents, and restricted cash.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nCino, Inc. (the Company) as of January 31, 2025 and 2026, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2026, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 31, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of nCino, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited nCino, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, nCino, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of January 31, 2025 and 2026, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 31, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Raleigh, North Carolina
March 31, 2026

nCino, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2025	January 31, 2026
Assets
Current assets
Cash and cash equivalents (VIE: $2,254 and $3,421 at January 31, 2025 and 2026, respectively)	$120,928	$88,374
Accounts receivable, less allowances of $1,229 and $2,825 at January 31, 2025 and 2026, respectively	146,787	166,540
Costs capitalized to obtain revenue contracts, current portion, net	13,462	17,211
Prepaid expenses and other current assets	21,072	21,378
Total current assets	302,249	293,503
Property and equipment, net	74,953	75,607
Operating lease right-of-use assets, net	16,026	12,687
Costs capitalized to obtain revenue contracts, noncurrent, net	23,735	30,735
Goodwill	1,019,375	1,077,947
Intangible assets, net	154,571	135,658
Investments (related party $2,500 and $0 at January 31, 2025 and 2026, respectively)	9,294	7,262
Long-term prepaid expenses and other assets	10,178	14,707
Total assets	$1,610,381	$1,648,106
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$13,640	$14,521
Accrued expenses and other current liabilities	39,865	64,372
Deferred revenue	191,174	210,552
Financing obligations, current portion	1,680	818
Operating lease liabilities, current portion	5,153	4,229
Total current liabilities	251,512	294,492
Operating lease liabilities, noncurrent	12,819	9,748
Deferred income taxes, noncurrent	13,851	7,020
Deferred revenue, noncurrent	269	170
Revolving credit facility, noncurrent	166,000	213,500
Financing obligations, noncurrent	51,172	50,400
Other long-term liabilities	17,160	4,124
Total liabilities	512,783	579,454
Commitments and contingencies (Note 13)
Redeemable non-controlling interest (Note 2)	8,286	12,737
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2025 and 2026	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2025 and 2026; 115,996,852 and 118,868,921 shares issued; 115,996,852 and 113,904,867 outstanding as of January 31, 2025 and 2026, respectively	58	59
Treasury stock, at cost; 0 and 4,964,054 shares at January 31, 2025 and January 31, 2026, respectively	—	(125,600)
Additional paid-in capital	1,474,413	1,550,187
Accumulated other comprehensive income	176	7,042
Accumulated deficit	(385,335)	(375,773)
Total stockholders’ equity	1,089,312	1,055,915
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,610,381	$1,648,106
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2024	2025	2026
Revenues
Subscription	$409,479	$469,168	$523,134
Professional services and other	67,064	71,489	71,647
Total revenues	476,543	540,657	594,781
Cost of revenues
Subscription	120,861	134,932	149,562
Professional services and other	70,609	80,937	85,050
Total cost of revenues	191,470	215,869	234,612
Gross profit	285,073	324,788	360,169
Operating expenses
Sales and marketing	130,547	123,231	136,560
Research and development	117,311	129,422	127,528
General and administrative	76,727	90,266	92,354
Total operating expenses	324,585	342,919	356,442
Income (loss) from operations	(39,512)	(18,131)	3,727
Non-operating income (expense)
Interest income	2,567	1,761	1,429
Interest expense	(4,135)	(8,763)	(17,457)
Other income (expense), net	(856)	(10,427)	19,008
Income (loss) before income taxes	(41,936)	(35,560)	6,707
Income tax provision (benefit)	1,590	(2,511)	(2,996)
Net income (loss)	(43,526)	(33,049)	9,703
Net income (loss) attributable to redeemable non-controlling interest (Note 2)	(1,109)	(472)	141
Adjustment attributable to redeemable non-controlling interest (Note 2)	(71)	5,301	4,382
Net income (loss) attributable to nCino, Inc.	$(42,346)	$(37,878)	$5,180
Net income (loss) per share attributable to nCino, Inc.:
Basic	$(0.38)	$(0.33)	$0.05
Diluted	$(0.38)	$(0.33)	$0.05
Weighted average number of common shares outstanding:
Basic	112,672,397	115,162,175	112,883,703
Diluted	112,672,397	115,162,175	114,346,567
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended January 31,
	2024	2025	2026
Net income (loss)	$(43,526)	$(33,049)	$9,703
Other comprehensive income (loss):
Foreign currency translation	315	(813)	6,868
Other comprehensive income (loss)	315	(813)	6,868
Comprehensive income (loss)	(43,211)	(33,862)	16,571
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	(1,109)	(472)	141
Foreign currency translation attributable to redeemable non-controlling interest	13	7	2
Comprehensive income (loss) attributable to redeemable non-controlling interest	(1,096)	(465)	143
Comprehensive income (loss) attributable to nCino, Inc.	$(42,115)	$(33,397)	$16,428
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2023	111,424,132	$56	—	$—	$1,333,669	$694	$(310,341)	$1,024,078
Exercise of stock options	785,794	1	—	—	4,468	—	—	4,469
Stock issuance upon vesting of restricted stock units	1,277,625	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	196,748	—	—	—	4,661	—	—	4,661
Stock-based compensation	—	—	—	—	58,012	—	—	58,012
Other comprehensive income	—	—	—	—	—	302	—	302
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	71	—	(42,417)	(42,346)
Balance, January 31, 2024	113,684,299	57	—	—	1,400,881	996	(352,758)	1,049,176
Exercise of stock options	399,727	—	—	—	2,796	—	—	2,796
Stock issuance upon vesting of restricted stock units	1,745,202	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	167,624	—	—	—	4,468	—	—	4,468
Stock-based compensation	—	—	—	—	71,570	—	—	71,570
Other comprehensive loss	—	—	—	—	—	(820)	—	(820)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(5,301)	—	(32,577)	(37,878)
Balance, January 31, 2025	115,996,852	58	—	—	1,474,413	176	(385,335)	1,089,312
Exercise of stock options	329,334	—	—	—	1,981	—	—	1,981
Stock issuance upon vesting of restricted stock units	2,358,533	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	184,202	—	—	—	4,218	—	—	4,218
Common stock repurchases under stock repurchase programs	—	—	4,964,054	(125,600)	—	—	—	(125,600)
Stock-based compensation	—	—	—	—	73,958	—	—	73,958
Other comprehensive income	—	—	—	—	—	6,866	—	6,866
Net income attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(4,382)	—	9,562	5,180
Balance, January 31, 2026	118,868,921	$59	4,964,054	$(125,600)	$1,550,187	$7,042	$(375,773)	$1,055,915
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2024	2025	2026
Cash flows from operating activities
Net income (loss) attributable to nCino, Inc.	$(42,346)	$(37,878)	$5,180
Net income (loss) and adjustment attributable to redeemable non-controlling interest	(1,180)	4,829	4,523
Net income (loss)	(43,526)	(33,049)	9,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,264	36,345	42,255
Non-cash operating lease costs	4,534	4,960	3,994
Amortization of costs capitalized to obtain revenue contracts	9,934	12,003	15,051
Amortization of debt issuance costs	184	131	287
Stock-based compensation	58,035	71,592	73,884
Change in fair value of contingent consideration	—	—	1,600
Deferred income taxes	(2,340)	(7,118)	(6,187)
Provision for bad debt	1,081	85	1,716
Net foreign currency (gains) losses	670	8,675	(16,273)
Gains on investments	(263)	—	(1,652)
Loss on disposal of long-lived assets	150	35	463
Change in operating assets and liabilities:
Accounts receivable	(14,325)	(31,389)	(16,175)
Costs capitalized to obtain revenue contracts	(10,348)	(21,453)	(25,073)
Prepaid expenses and other assets	1,872	(7,060)	182
Accounts payable	525	(190)	1,108
Accrued expenses and other current liabilities	(5,981)	10,165	(2,148)
Deferred revenue	15,902	13,807	10,853
Operating lease liabilities	(4,083)	(3,785)	(4,105)
Other long-term liabilities	—	1,445	582
Net cash provided by operating activities	57,285	55,199	90,065
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(216,911)	(50,263)
Acquisition of assets	(356)	(450)	—
Purchases of property and equipment	(3,515)	(1,816)	(7,501)
Proceeds from sale of property and equipment	43	—	—
Purchase of investments	(2,500)	—	—
Sale of investment	—	—	3,684
Net cash used in investing activities	(6,328)	(219,177)	(54,080)
Cash flows from financing activities
Investment from redeemable non-controlling interest	983	—	—
Repurchases of common stock	—	—	(125,097)
Proceeds from borrowings on revolving credit facility	—	241,000	112,500
Payments on revolving credit facility	(30,000)	(75,000)	(65,000)
Payments of debt issuance costs	—	(1,484)	—
Exercise of stock options	4,469	2,796	1,981
Stock issuance under the employee stock purchase plan	4,661	4,468	4,218
Principal payments on financing obligations	(1,226)	(1,302)	(1,634)
Net cash provided by (used in) financing activities	(21,113)	170,478	(73,032)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	182	(2,677)	4,465
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Fiscal Year Ended January 31,
	2024	2025	2026
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,026	3,823	(32,582)
Cash, cash equivalents, and restricted cash, beginning of period	87,418	117,444	121,267
Cash, cash equivalents, and restricted cash, end of period	$117,444	$121,267	$88,685

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$112,085	$120,928	$88,374
Restricted cash included in prepaid expenses and other current assets	—	—	142
Restricted cash included in long-term prepaid expenses and other assets	5,359	339	169
Total cash, cash equivalents, and restricted cash, end of period	$117,444	$121,267	$88,685

Supplemental disclosure of cash flow information
Cash paid for interest	$4,315	$8,745	$15,977
Supplemental disclosure of noncash investing and financing activities
Fair value of contingent consideration in connection with business acquisition in accrued expenses and other current liabilities	$—	$—	$8,100
Measurement period adjustment relating to business acquisitions	$—	$—	$10,018
Noncash consideration in connection with business acquisition for settlement of a preexisting contract	$—	$—	$1,354
Accrued purchase price related to acquisitions	$—	$13,155	$—
Excise tax on repurchases of common stock	$—	$—	$503
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Summary of Business and Significant Accounting Policies
Description of Business: nCino, Inc., together with its subsidiaries (collectively “the Company”), is a cloud banking company that provides software solutions to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in the U.S., North America, Europe, Asia Pacific, and South Africa. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “nCino,” and the “Company” refer to nCino, Inc. and its consolidated subsidiaries.
Fiscal Year End: The Company’s fiscal year ends on January 31. References to fiscal year 2026, for example, refer to the fiscal year ended January 31, 2026.
Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Segments: The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to make operating decisions, allocate resources, and assess performance. The Company’s CODM allocates resources and assesses performance at the consolidated level.
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2025 and 2026. The Company maintains its cash, cash equivalents, and restricted cash with high-credit-quality financial institutions.
As of January 31, 2025 and 2026, no individual customer represented more than 10% of accounts receivable. For the fiscal years ended January 31, 2024, 2025, and 2026, no individual customer represented more than 10% of the Company’s total revenues.
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
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to the Company’s solutions, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates, and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer, which the Company believes best reflects the manner in which the Company’s customers utilize the Company’s subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the Company’s solutions at any time and, as a result, are accounted for as a service contract. Generally, the Company’s subscription contracts are three to five years in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. U.S. mortgage contracts are generally billed monthly. Subscription arrangements that are cancelable generally have penalty clauses.
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
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes incremental costs of obtaining a non-cancelable subscription and support revenue contract if the Company expects the benefit of those costs to be longer than one year. The capitalized amounts are subsequently amortized over the estimated period of benefit. Capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (2) the associated payroll taxes and fringe benefit costs associated with the payments to these employees. Capitalized costs related to

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
new revenue contracts or on upsell of existing contracts are amortized on a straight-line basis over four to five years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the estimated life cycles of its offerings and its customer attrition. Commissions paid relating to contract renewals are not commensurate with sales commissions paid on initial contracts and as such are deferred and amortized over the related renewal period. The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates, or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment. Any changes in the anticipated period of benefit or the average renewal term are recognized on a prospective basis upon occurrence. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations.
Judgments
Contracts with customers may include multiple services requiring allocation of the transaction price across the different performance obligations.
SSP is established by maximizing the amount of observable inputs, primarily actual historical selling prices for performance obligations where available and includes consideration of factors such as go-to-market model and customer size. Where SSP may not be directly observable, the Company estimates SSP using readily available information that may include reviewing pricing practices, performance obligations with similar customers, and selling models.
At times, the Company provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are determined at contract inception and reduce the revenues recognized for a particular contract. At the end of each reporting period, the Company reviews and updates its estimates as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of January 31, 2026.
Principal vs. Agent Considerations
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
Deferred Revenue: Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancelable and non-refundable committed funds and deposits. Deferred revenue is recognized as revenue recognition criteria have been met. Customers are typically invoiced for these agreements in advance of regular annual installments and revenues are recognized ratably over the contractual subscription period. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size, and new business linearity. Deferred revenue does not represent the total contract value of annual or multi-year non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion on the consolidated balance sheets.

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
Restricted Cash: Restricted cash consists of deposits held as collateral for the Company’s bank guarantees issued in place of security deposits for certain property leases and credit cards at January 31, 2025 and only for certain property leases at January 31, 2026. Restricted cash is included in long-term prepaid expenses and other assets on the consolidated balance sheet at January 31, 2025 and in prepaid expenses and other current assets and long-term prepaid expenses and other assets at January 31, 2026 in the consolidated balance sheet.
Accounts Receivable and Allowances: A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes a contract asset in the form of accounts receivable when the Company has an unconditional right to payment, and the Company records a contract asset in the form of unbilled accounts receivable when revenues earned on a contract exceeds the billings. The Company’s standard billing terms are annual in advance, while U.S. mortgage standard billing terms are monthly. An unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenues recognized for professional services performed but not yet billed and (ii) revenues recognized from non-cancelable, multi-year orders in which fees increase annually but for which the Company is not contractually able to invoice until a future period. Accounts receivable are reported at their gross outstanding balance reduced by an allowance for estimated receivable losses, which includes allowances for doubtful accounts and a reserve for expected credit losses.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
Balance, beginning of period	$899	$1,451	$1,229
Charged to bad debt expense	1,081	85	1,716
Charged to deferred revenue	747	—	19
Write-offs and other	(1,275)	(304)	(155)
Translation adjustments	(1)	(3)	16
Balance, end of period	$1,451	$1,229	$2,825
Leases: The Company determines if an arrangement is or contains a lease at inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
lease component for its facilities and equipment leases. The Company did not have any finance leases as of January 31, 2025 or January 31, 2026.
Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term reflects the non-cancelable period of the lease together with options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Variable costs, such as common area maintenance costs, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. If an implicit rate is not readily determinable from the Company’s leases, the Company uses its incremental borrowing rate in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
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
Impairment Assessment: The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset or asset group to the estimated future undiscounted cash flows the asset or asset group is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets or asset group, the carrying amount of such assets is reduced to fair value. There were no material impairments of intangible assets or long-lived assets during the fiscal years ended January 31, 2024, 2025, and 2026.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on November 1, the first day of the fourth quarter of the fiscal year, or more frequently if circumstances indicate an impairment may have occurred between annual impairment tests. The Company has one reporting unit, therefore the Company evaluates goodwill for impairment at the entity level. To perform its impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances, and our share price. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. The Company may elect to bypass the qualitative assessment and perform the quantitative assessment. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There was no goodwill impairment for the fiscal years ended January 31, 2024, 2025, and 2026.
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity (“VIE”). nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investments, the Company has not provided financial or other support to nCino K.K. which it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the consolidated balance sheets. See Note 2 “Variable Interest Entity and Redeemable Non-Controlling Interest” for additional information regarding the Company’s variable interest.
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
Investments: The Company’s investments are non-marketable equity investments without readily determinable fair value and for which the Company does not have control or significant influence. The investments are measured at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. The Company assesses at each reporting period if the investments continue to qualify for the measurement alternative. Gains or losses resulting from observable price changes are recognized currently in Other income (expense), net on the Company’s consolidated statement of operations. The Company assesses the investments whenever events or changes in circumstances indicate that the carrying value of the investments may not be recoverable.
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
Cost of Revenues: Cost of subscription and support revenues consists of costs related to hosting the Company’s software solutions and employee-related costs, including stock-based compensation expenses and allocated overhead associated with customer support. Cost of professional services and other revenues consists of employee-related costs associated with these services, including stock-based compensation expenses, and allocated overhead, and the cost of subcontractors. Allocated overhead includes costs such as information technology infrastructure, rent and occupancy charges, along with employee benefit costs, and taxes based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenues and operating expenses category. In addition, subscription cost of revenues includes amortization of acquired developed technology.
Research and Development: Research and development expenses consist primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, as well as allocated overhead. Research and development expenses also include the cost of third-party contractors. Research and development costs are expensed as incurred.
Treasury Stock: We account for treasury stock under the cost method and present treasury stock, including any applicable commissions, fees or excise taxes, as a component of stockholders’ equity in the consolidated balance sheets and statements of stockholders’ equity.
Advertising: Advertising costs are expensed as incurred and consist of advertising, third-party marketing, branded marketing, and conference and event expenses. Advertising expenses are recorded in sales and marketing expenses in the Company’s consolidated statements of operations and were $7.7 million, $8.7 million, and $12.3 million for the fiscal years ended January 31, 2024, 2025, and 2026, respectively.
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
Foreign Currency: The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the Company’s consolidated statements of comprehensive income (loss) recorded in the foreign currency translation line item. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Foreign currency transaction gains and losses due to transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s consolidated statements of operations and were $(1.2) million, $(10.5) million, and $17.3 million for the fiscal years ended January 31, 2024, 2025, and 2026, respectively, primarily related to remeasurement of various intercompany loans.
Stock-Based Compensation: As further described in Note 8 “Stockholders’ Equity and Stock-Based Compensation,” the Company records compensation expense associated with stock options and other equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees and recognizes expense on a straight-line basis, net of estimated forfeitures, over the applicable vesting period. The estimated forfeiture rate applied is based on historical forfeiture rates.
Basic and Diluted Net Income (Loss) per Common Share: Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to nCino, Inc. by the weighted-average number of shares of common stock outstanding for the period, net of treasury stock.
Diluted net income (loss) per share is calculated by giving effect to all potentially dilutive common stock, which is comprised of stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the Employee Stock Purchase Plan (the “ESPP”) when determining the weighted-average number of common shares outstanding. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. There is no difference between the basic and diluted net income (loss) per share when there is a net loss because inclusion of potentially issuable shares would be anti-dilutive.
Recently Adopted Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes amendments to enhance existing income tax disclosure requirements, primarily related to the rate reconciliation and income taxes paid disclosures. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the ASU retrospectively. Early adoption is permitted. The Company adopted ASU 2023-09 for the fiscal year ended January 31, 2026, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 9 “Income Taxes” for further detail.
Recent Accounting Pronouncements Not Yet Adopted: In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The guidance includes amendments to require public companies to provide additional disclosure about certain costs and expenses. The ASU

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, on a prospective basis with the option to apply the ASU retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance includes amendments that provide a practical expedient for measuring credit losses on current accounts receivable and current contract assets under ASC 606 - Revenue from Contracts with Customers. The ASU is effective for our annual and interim period reporting beginning in fiscal year 2027 on a prospective basis. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intends to improve the navigability of the required interim disclosures and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with the option to apply the guidance prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
Note 2. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. which is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company’s ownership of 51%. As of January 31, 2026, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with the Company’s stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interest in nCino K.K. is classified outside of permanent equity in the Company’s consolidated balance sheets.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below:

	Fiscal Year Ended January 31,
	2024	2025	2026
Balance, beginning of period	$3,589	$3,428	$8,286
Investment by redeemable non-controlling interest	983	—	—
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(1,109)	(472)	141
Foreign currency translation	13	7	2
Adjustment to redeemable non-controlling interest	(71)	5,301	4,382
Stock-based compensation expense (1)	23	22	(74)
Balance, end of period	$3,428	$8,286	$12,737
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
Level 3. Significant unobservable inputs that are supported by little or no market activity.
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2025 and 2026 because of the relatively short duration of these instruments.
The carrying amount of any outstanding borrowings on the Company’s revolving credit facility approximates fair value due to the variable interest rates of the borrowings.
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Company’s financial assets measured at fair value as of January 31, 2025 and 2026 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$38,841	$—	$—
Time deposits (included in long-term prepaid expenses and other assets)	339	—	—
Total assets	$39,180	$—	$—

	Fair value measurements on a recurring basis as of January 31, 2026
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$10,588	$—	$—
Time deposits (included in prepaid expenses and other current assets)	142	—	—
Time deposits (included in long-term prepaid expenses and other assets)	169	—	—
Total assets	$10,899	$—	$—
Liabilities:
Contingent consideration (included in accrued expenses and other current liabilities)	$—	$—	$9,700
Total liabilities	$—	$—	$9,700
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets for identical assets.
The following table summarizes the change in fair value of the contingent consideration with significant unobservable inputs:

Balance, January 31, 2025	$—
Contingent consideration in connection with business acquisition	8,100
Changes in fair value	1,600
Balance, January 31, 2026	$9,700
The contingent consideration consists of the potential earn-out payment related to the Company’s acquisition of Alphapack, Co. dba Sandbox Banking (“Sandbox Banking”) on February 7, 2025, and has a maximum potential payment of $10.0 million. The fair value of the contingent consideration was determined using a probability weighted discounted cash flow model. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. This contingent liability was classified as Level 3 within the fair value hierarchy. Changes in fair values of contingent consideration are recognized in general and administrative expenses on the Company’s consolidated statements of operations.
The unobservable inputs used in the valuation as of January 31, 2026 included an expected payment in the first half of fiscal 2027, a weighted average expected achievement percentage of 100.0%, and a discount rate of 6.7%.
There were no transfers between levels of the fair value hierarchy during the fiscal years ended January 31, 2025 and 2026.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company’s assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. Unrealized gains as a result of an observable price change were $0.2 million, $0.0 million, and $0.5 million for the fiscal years ended January 31, 2024, 2025, and 2026, respectively. Cumulative unrealized gains were $0.7 million for investments accounted for under the measurement alternative as of January 31, 2026. There was no impairment recognized for the fiscal years ended January 31, 2024, 2025, and 2026. Realized gains from the sale of an investment reflect the difference between the sales proceeds and the carrying value of the investment at the beginning of the period or the purchase date, if later. Realized gains were $0.0 million, $0.0 million, and $1.2 million for the fiscal years ended January 31, 2024, 2025, and 2026, respectively. See Note 14 “Related-Party Transactions” for additional information on the sale of an investment.
Note 4. Revenues
Disaggregation of Revenue
Disaggregated revenues by source and geographic region were as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
United States
Subscriptions - non-mortgage	$273,044	$303,546	$334,037
Subscriptions - mortgage	68,040	73,782	79,598
Professional services and other	46,117	47,104	49,626
Total United States	387,201	424,432	463,261
International
Subscriptions	68,395	91,840	109,499
Professional services and other	20,947	24,385	22,021
Total International	89,342	116,225	131,520
Total Revenue	$476,543	$540,657	$594,781
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different from the region of the customer.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2025 and 2026:

	As of January 31,
	2025	2026
Trade accounts receivable	$122,394	$139,729
Unbilled accounts receivable	23,662	28,131
Allowance for doubtful accounts	(1,229)	(2,825)
Other accounts receivable	1,960	1,505
Total accounts receivable, net	$146,787	$166,540
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer and $5.0 million from acquisitions, which were offset by decreases due to revenues recognized in the period. During the fiscal year

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
ended January 31, 2026, $191.1 million of revenues were recognized out of the deferred revenue balance as of January 31, 2025.
Transaction price allocated to the remaining performance obligations represents contracted revenues that have not yet been recognized, which include both deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. Transaction price allocated to the remaining performance obligations is influenced by several factors, including the timing of renewals, average contract terms, and foreign currency exchange rates. The Company applies practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, and any estimated amounts of variable consideration that are subject to constraint.
Remaining performance obligations were $1.3 billion as of January 31, 2026. The Company expects to recognize approximately 66% of its remaining performance obligations as revenues in the next 24 months, approximately 28% in the following 25 to 48 months, and the remainder thereafter.
Costs Capitalized to Obtain Revenue Contracts
During the fiscal years ended January 31, 2024, 2025, and 2026, the Company amortized $9.9 million, $12.0 million, and $15.1 million of capitalized contract acquisition costs within sales and marketing expense, respectively. The Company did not incur any impairment losses during these periods.
Capitalized contract acquisition costs were $37.2 million and $47.9 million as of January 31, 2025 and 2026, of which $23.7 million and $30.7 million were long-term in the consolidated balance sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current.
Note 5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31,
	2025	2026
Prepaid expenses	$19,729	$19,246
Other current assets	1,343	2,132
Prepaid expenses and other current assets	$21,072	$21,378
Property and equipment, net
Property and equipment, net consisted of the following:

	As of January 31,
	2025	2026
Furniture and fixtures	$11,712	$11,862
Computers and equipment	7,193	6,646
Buildings and land	56,379	56,379
Leasehold improvements	28,046	30,536
Construction in progress	627	—
Total property and equipment, gross	103,957	105,423
Less accumulated depreciation	(29,004)	(29,816)
Total property and equipment, net	$74,953	$75,607

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized depreciation expense as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
Cost of subscription revenues	$567	$480	$434
Cost of professional services and other revenues	1,775	1,313	1,363
Sales and marketing	1,734	1,291	1,264
Research and development	2,819	2,399	2,052
General and administrative	1,143	769	683
Total depreciation expense	$8,038	$6,252	$5,796
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2025	2026
Accrued compensation and benefits	$23,626	$24,797
Accrued expenses	16,239	15,567
Purchase consideration deferred payment	—	14,308
Contingent consideration liability	—	9,700
Accrued expenses and other current liabilities	$39,865	$64,372
Note 6. Business Combinations
DocFox, Inc. (“DocFox”)
On March 20, 2024 (the “DocFox Acquisition Date”), the Company acquired the outstanding equity interests of DocFox, which provides a solution to automate onboarding experiences for commercial and business banking. The Company acquired DocFox for its complementary product set, which helps simplify and automate the onboarding and account opening process. The Company has included the financial results of DocFox in the Company’s consolidated statements of operations from the DocFox Acquisition Date. Including the $2.0 million in post combination expense referenced below, transaction costs associated with the DocFox acquisition were approximately $3.9 million and were recorded in general and administrative expenses on the Company’s consolidated statements of operations.
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
During the first quarter of the fiscal year ended January 31, 2026, within the one year measurement period, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are final. The Company recorded measurement period adjustments that included a $1.0 million adjustment to decrease goodwill for a $1.0 million deferred income tax adjustment.
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
Developed technology represents the fair value of DocFox’s technology, customer relationships represent the fair value of the underlying relationships with DocFox’s customers, and trade name represents the fair value of DocFox’s company name.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not deductible for tax.
The Company has not disclosed pro-forma revenue and earnings attributable to DocFox as they did not have a material effect on the Company’s consolidated financial statements.
Integrated Lending Technologies, LLC (“ILT”)
On April 1, 2024 (the “ILT Acquisition Date”), the Company acquired all outstanding membership interests of ILT, which provides consumer loan origination software that streamlines direct and indirect lending operations. The Company acquired ILT for its complementary products. The Company has included the financial results of ILT in the Company’s consolidated statements of operations from the ILT Acquisition Date. Transaction costs associated with the ILT acquisition were approximately $0.9 million and were recorded in general and administrative expenses on the Company’s consolidated statements of operations.
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
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce; and approximately $11.1 million is deductible for tax purposes.
The Company has not disclosed pro-forma revenue and earnings attributable to ILT as they did not have a material effect on the Company’s consolidated financial statements.
Artesian Solutions Limited (“FullCircl”)
On November 5, 2024 (the “FullCircl Acquisition Date”), the Company acquired the outstanding equity interests of FullCircl, which provides an onboarding and customer lifecycle intelligence platform. The Company acquired FullCircl for its complementary products. The Company has included the financial results of FullCircl in the Company’s consolidated statements of operations from the FullCircl Acquisition Date. Transaction costs associated with the FullCircl acquisition were approximately $3.6 million and were recorded in general and administrative expenses on the Company’s consolidated statements of operations.
The purchase consideration was $142.4 million, of which the Company paid a total of $129.2 million in cash at the FullCircl Acquisition Date. The purchase consideration includes a deferred payment of $15.0 million, with a present value of $13.2 million at the FullCircl Acquisition Date, relating to an indemnity holdback amount to be paid in 24 months following the FullCircl Acquisition Date which is included in other long-term liabilities on the consolidated balance sheet at January 31, 2025 and in accrued expenses and other current liabilities at January 31, 2026. The Company will accrete the $1.8 million, which represents the difference between the total deferred payment and the present value, to interest expense over the two-year period using the effective interest rate methodology.

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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the FullCircl Acquisition Date:

Fair Value
Cash and cash equivalents	$3,182
Accounts receivable	1,814
Property and equipment, net	66
Operating lease right-of-use assets, net	198
Other current and noncurrent assets	211
Deferred income taxes	(259)
Intangible assets	37,000
Goodwill	108,944
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(3,776)
Deferred revenue, current and noncurrent	(4,773)
Operating lease liabilities, current and noncurrent	(198)
Net assets acquired	$142,409
During the fiscal year ended January 31, 2026, within the one year measurement period, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are final. The Company recorded measurement period adjustments that included a $9.0 million adjustment to decrease goodwill for a $9.0 million deferred income tax adjustment.
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
Developed technology represents the fair value of FullCircl’s technology, customer relationships represent the fair value of the underlying relationships with FullCircl’s customers, trade name represents the fair value of FullCircl’s company name.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Sandbox Banking
On February 7, 2025 (the “Sandbox Acquisition Date”), the Company acquired the outstanding equity interests of Sandbox Banking, a digital transformation leader serving the financial services industry. The Company acquired Sandbox Banking to strengthen the Company’s ability to enhance data connectivity. The Company has included the financial results of Sandbox Banking in the Company’s consolidated statements of operations from the Sandbox Acquisition Date. Transaction costs associated with the Sandbox Banking acquisition were approximately $1.4 million and were recorded in general and administrative expenses on the Company’s consolidated statements of operations.
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
The preliminary purchase price also includes $8.1 million of contingent consideration whereby the Company may be required to pay up to $10.0 million subject to the achievement of certain targets over 18 months, subject to revision. Three earn-outs are payable based on: achieving a certain increase in annual contract value, establishing connectivity between defined systems for certain customers, and completing defined development work. See Note 3 “Fair Value Measurements” for additional information on the fair value of the contingent consideration.
In addition, the Company issued 91,160 RSUs in May 2025 with an approximate fair value of $2.1 million to certain employees of Sandbox Banking, which will vest over four years subject to such employees’ continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and has been excluded from the purchase consideration.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Initial accounting for the acquisition is not complete, and further measurement period adjustments may occur in fiscal year 2027, but no later than one year from the Sandbox Acquisition Date. The area of the acquisition that remains preliminary relates to finalizing our estimate of the impact of acquisition accounting on deferred income tax assets or liabilities, including uncertain tax positions. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company will continue to evaluate these items until they are satisfactorily resolved and make necessary adjustments, within the allowable measurement period.
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
Developed technology represents the preliminary fair value of Sandbox Banking’s technology, customer relationships represent the preliminary fair value of the underlying relationships with Sandbox Banking’s customers, and trade name represents the preliminary fair value of Sandbox Banking’s company name. The Company continues to assess the rates used in the preliminary valuation methods such as, but not limited to, the discount rates for developed technology, customer relationships, and trade name and customer attrition rate for customer relationships.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not expected to be deductible for tax.
The financial results of Sandbox Banking since the Sandbox Acquisition Date are included in the Company’s consolidated financial statements and are not material to the Company. The Company has not disclosed pro-forma revenue and earnings attributable to Sandbox Banking as they did not have a material effect on the Company’s consolidated financial statements.
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, as of January 31, 2024	$838,869
Acquisitions	186,375
Translation adjustments	(5,869)
Balance, as of January 31, 2025	1,019,375
Acquisitions	53,830
Measurement period adjustments	(10,018)
Translation adjustments	14,760
Balance, as of January 31, 2026	$1,077,947

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2025			As of January 31, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Developed technology	$97,029	$(49,819)	$47,210	$102,443	$(70,334)	$32,109	2.4
Customer relationships	139,315	(33,315)	106,000	151,399	(48,095)	103,304	7.3
Trademarks and trade name	1,461	(615)	846	1,999	(1,991)	8	0.1
Other	1,369	(854)	515	1,369	(1,132)	237	2.2
Intangible assets, net	$239,174	$(84,603)	$154,571	$257,210	$(121,552)	$135,658	6.2
The Company recognized amortization expense for intangible assets as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
Cost of subscription revenues	$16,306	$17,784	$20,412
Cost of professional services and other revenues	330	330	165
Sales and marketing	20,590	11,979	15,882
Total amortization expense	$37,226	$30,093	$36,459
The expected future amortization expense for intangible assets as of January 31, 2026 is as follows:

Fiscal Year Ending January 31,
2027	$34,207
2028	19,740
2029	19,640
2030	17,304
2031	14,657
Thereafter	30,110
$135,658
The expected amortization expense is an estimate; actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 8. Stockholders’ Equity and Stock-Based Compensation
Stockholders’ Equity
A summary of the rights and key provisions affecting each class of the Company’s stock as of January 31, 2026, is as follows:
Preferred stock: The Board of Directors is authorized to establish one or more series of preferred stock and to fix the number of shares constituting such series and the designation of such series, including the voting powers, preferences, limitations, restrictions, and other special rights thereof. The Company’s preferred stock consists of 10,000,000 authorized shares, par value $0.001 per share.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Common stock: The Company’s common stock consists of 500,000,000 authorized shares, par value $0.0005 per share.
At January 31, 2026, the Company committed a total of 42,775,950 shares of common stock for future issuance as follows:

Issued and outstanding stock options	480,641
Nonvested issued and outstanding restricted stock units (“RSUs”)	6,425,128
Possible issuance under stock plans	35,870,181
42,775,950
Stock Repurchase Programs
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock (the “March 2025 Stock Repurchase Program”). In December 2025, our Board of Directors authorized a stock repurchase program of $100.0 million of our outstanding common stock (the “December 2025 Stock Repurchase Program”).
As of January 31, 2026, the Company had completed the purchase authorization under the March 2025 Stock Repurchase Program and $75.0 million remained available for future repurchases under the December 2025 Stock Repurchase Program.
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
The following table summarizes the stock repurchase activity under the Company’s Stock Repurchase Programs (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2025	2026
Total number of shares repurchased	—	4,964,054
Average price per share(1)	$—	$25.18
Aggregate purchase price(1)	$—	$124,998
(1) Excludes transaction costs and excise tax associated with the repurchases, if any.
All repurchases were made in open market transactions.
Stock-Based Compensation
Equity Incentive Plans
The Company has two equity incentive plans: the nCino, Inc. 2014 Omnibus Stock Ownership and Long-Term Incentive Plan (the “2014 Plan”) and the 2019 Amended and Restated Equity Incentive Plan (the “2019 Plan” and together with the 2014 Plan, the “Incentive Plans”). Under the 2014 Plan, the Board of Directors had allotted 15,025,666 shares of common stock for incentive options or non-qualified options as of January 31, 2026. Non-qualified options may be granted to Company employees, non-employee directors, and consultants. The exercise price of options is determined by the Board of Directors, but

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The options generally vest in one of two ways:
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
In connection with the Company’s initial public offering (“IPO”), the Company’s Board of Directors adopted and the Company’s stockholders approved the 2019 Plan which amended and restated the 2019 Equity Incentive Plan. All awards shall be granted within ten years from the effective date of the 2019 Plan and can only be granted to employees, officers, directors, and consultants and generally vest over four years.
Under the 2019 Plan, the number of available shares was increased to 15,250,000, plus an annual increase added on the first day of each fiscal year, beginning with the fiscal year ending January 31, 2022, and continuing until, and including, the fiscal year ending January 31, 2031. The annual increase will be equal to the lesser of (i) 5% of the number of shares issued and outstanding as of January 31 of the immediately preceding fiscal year and (ii) an amount determined by the Company’s Board of Directors. The Company ceased granting awards under the 2014 Plan during the fiscal year ended January 31, 2020, and all shares that remained available for issuance under the 2014 Plan were transferred to the 2019 Plan prior to the closing of the IPO. Additionally, the number of shares available under the 2019 Plan shall be increased by the number of shares outstanding under the 2014 Plan that expire, terminate or are canceled without having been exercised or settled in full. The 2014 Plan governs outstanding awards granted prior to the adoption of the 2019 Plan.
RSUs vest upon the satisfaction of a time-based condition. RSUs are generally earned over a service period of four years. For RSUs granted to the non-employee members of the Board of Directors, some vest in less than a year, some annually, and some over three years. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.
As of January 31, 2026, the Company had stock options outstanding under the 2014 Plan, and stock options and RSUs outstanding under the 2019 Plan.
Stock Options
Stock option activity for the fiscal year ended January 31, 2026 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2025	811,602	$7.22	2.27	$21,742
Expired or forfeited	(1,627)	14.70
Exercised	(329,334)	5.96		6,258
Outstanding, January 31, 2026	480,641	$8.06	1.56	$6,393
Exercisable, January 31, 2026	480,641	$8.06	1.56	$6,393
Fully vested or expected to vest, January 31, 2026	480,641	$8.06	1.56	$6,393
The total intrinsic value of options exercised during the fiscal years ended January 31, 2024, 2025, and 2026 was $19.0 million, $10.9 million, and $6.3 million, respectively. Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Company’s common stock at the time such option are exercised. This intrinsic value changes based on changes in the fair value of the Company’s underlying stock.
Restricted Stock Units
RSU activity during the fiscal year ended January 31, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2025	6,105,459	$32.78
Granted	3,824,531	24.81
Vested	(2,358,533)	33.32
Forfeited	(1,146,329)	30.65
Nonvested, January 31, 2026	6,425,128	$28.01
The weighted average grant date fair value for RSUs granted during the fiscal years ended January 31, 2024, 2025, and 2026 was $25.65, $33.65, and $24.81, respectively.
The total fair value of RSUs vested for the fiscal years ended January 31, 2024, 2025, and 2026 was $48.2 million, $60.8 million, and $78.6 million, respectively.
As of January 31, 2026, total unrecognized compensation expense related to nonvested RSUs was $130.1 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.71 years.
In the fourth quarter of fiscal 2026, we announced our Executive Chairman of the Board was transitioning to a non-employee director and Chairman of the Board beginning on February 1, 2026, which resulted in a modification to certain nonvested equity awards. In connection with this transition, the Company recognized incremental stock-based compensation expense related to nonvested RSUs of $4.6 million in fiscal 2026. In addition, an executive departed from their position, and we modified certain nonvested equity awards, resulting in incremental stock-based compensation expense related to nonvested RSUs of $0.4 million. The incremental expense associated with these modifications was recognized in general and administrative expenses on the Company’s consolidated statement of operations in fiscal 2026.
Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted and stockholders approved the ESPP, which became effective immediately prior to the closing of the IPO. The ESPP includes two components, one component is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) and a component that does not qualify as an “employee stock purchase plan” under Section 423 of the Code. The ESPP initially reserved and authorized the issuance of up to a total of 1,800,000 shares of common stock to participating employees. The aggregate number of shares of the Company’s common stock under the ESPP will automatically increase on the first day of each fiscal year, beginning with the first fiscal year ending January 31, 2022 and continuing until the fiscal year ended January 31, 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock issued and outstanding on January 31 of the immediately preceding fiscal year, (ii) 1,800,000 shares of the Company’s common stock or (iii) an amount determined by the Board of Directors. As of January 31, 2026, 6,459,790 shares of common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase the Company’s common stock through payroll deductions during six month offerings. The offering periods begin each January 1 and July 1, or such other period determined by the compensation committee. Eligible employees will purchase the shares at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company’s common stock on the first business day of such offering period and (ii) 85% of the fair market value of a share of the Company’s common stock on the last business day of such offering period, although the compensation committee has discretion to change the purchase price with respect to future offering periods, subject to terms of the ESPP.

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
Expected volatility. The expected volatility is based on the historical volatility of the Company’s common stock.
Expected dividends. The expected dividend yield is zero as the Company has not and does not expect to pay dividends.
Risk-free interest rate. The risk-free interest rate reflects the U.S. Treasury yield for a similar expected life instrument in effect at the time of the grant of the ESPP share.
The assumptions utilized for the ESPP shares for the fiscal years ended January 31, 2024, 2025, and 2026 were as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
Expected life (in years)	0.50	0.50	0.50
Expected volatility	38.70% - 61.86%	38.70% - 40.74%	39.41% - 46.91%
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	4.77% - 5.53%	4.25% - 5.37%	3.58% - 4.29%
As of January 31, 2026, total unrecognized compensation expense related to the ESPP was $0.6 million. That cost is expected to be recognized over the remaining term of the offering period that began on January 1, 2026 and will end on June 30, 2026.
Stock-Based Compensation Expense
Total stock-based compensation expense included in our consolidated statements of operations were as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
Cost of subscription revenues	$1,847	$2,891	$3,123
Cost of professional services and other revenues	9,369	11,977	12,373
Sales and marketing	15,417	17,016	14,307
Research and development	15,942	17,416	15,835
General and administrative	15,460	22,292	28,246
Total stock-based compensation expense	$58,035	$71,592	$73,884

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 9. Income Taxes
The components of income (loss) before income taxes by domestic and foreign jurisdictions were as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
United States	$(61,994)	$(26,326)	$(8,285)
Foreign	20,058	(9,234)	14,992
Income (loss) before income taxes	$(41,936)	$(35,560)	$6,707
The components of the income tax provision (benefit) consisted of the following:

	Fiscal Year Ended January 31,
	2024	2025	2026
Current:
Federal	$—	$498	$186
State	489	487	637
Foreign	3,441	3,622	2,368
Total current	3,930	4,607	3,191
Deferred:
Federal	819	(2,870)	(959)
State	629	(1,200)	494
Foreign	(3,788)	(3,048)	(5,722)
Total deferred	(2,340)	(7,118)	(6,187)
Total income tax provision (benefit)	$1,590	$(2,511)	$(2,996)

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
A reconciliation of the income tax (provision) benefit to the amount computed by applying the 21% statutory U.S. federal income tax rate to loss before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Fiscal Year Ended January 31,
	2024	2025
Income taxes at statutory rate	21.0%	21.0%
State income tax (provision) benefit, net of federal impact	(2.7)	1.6
Tax credits	23.9	9.7
Changes in valuation allowance	(10.5)	7.7
Federal return to provision	(19.7)	1.3
Foreign rate differential	(1.7)	1.2
Other	0.2	(1.0)
Stock-based compensation	(1.0)	(1.3)
Nondeductible expenses	(1.0)	(1.3)
Deferred adjustments	0.0	(1.5)
Effects of non-U.S. operations	(0.5)	(1.6)
GILTI inclusion	(6.8)	(2.2)
Transaction costs	0.0	(3.1)
Executive compensation	(5.0)	(8.2)
Uncertain tax positions	0.0	(15.2)
	(3.8)%	7.1%

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
A reconciliation of the income tax benefit to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Fiscal Year Ended January 31,
	2026
	($ in thousands)	%
U.S. Federal Statutory Tax Rate	$1,408	21.0%
State and Local Income Tax, net of federal (national) income tax effect(1)	282	4.2
Foreign Tax Effects
United Kingdom
Return to provision	(4,107)	(61.2)
Changes in valuation allowance	(2,739)	(40.8)
Other	533	7.9
Canada	529	7.9
Other foreign jurisdictions	(923)	(13.8)
Effect of cross-border tax laws
Effects of non-U.S. operations	734	10.9
Tax credits
Research and development credits	(2,500)	(37.3)
Changes in valuation allowances	(1,357)	(20.2)
Nontaxable or nondeductible items
Executive compensation	2,952	44.0
Stock-based compensation	2,356	35.1
Other	359	5.4
Changes in unrecognized tax benefits	926	13.8
Other adjustments
Return to provision	(1,559)	(23.2)
Other	110	1.6
Total	$(2,996)	(44.7)%
(1) State taxes in Minnesota and Texas made up the majority (greater than 50%) of the tax effect in this category.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	As of January 31,
	2025	2026
Deferred tax assets:
Net operating losses	$118,820	$131,336
Research and development	48,056	40,662
Tax credits	17,104	21,689
Financing obligations and lease liabilities	16,591	15,079
Equity compensation	11,108	9,637
Reserves and accruals	4,747	5,030
Other	1,587	2,329
Total deferred tax assets	218,013	225,762
Less valuation allowance	(160,289)	(151,661)
Total deferred tax assets, net of valuation allowances	57,724	74,101
Deferred tax liabilities:
Intangible assets	(38,429)	(39,903)
Depreciation	(13,522)	(12,964)
Contract acquisition costs	(9,254)	(11,889)
Lease asset	(4,048)	(3,154)
Deferred revenue	(121)	(789)
Total deferred tax liabilities	(65,374)	(68,699)
Net deferred tax assets (liabilities)	$(7,650)	$5,402
The Company’s net deferred tax asset (liabilities) were adjusted during fiscal 2026 to include $7.3 million of net deferred tax liabilities related to business combinations.
Net deferred tax asset (liabilities) were included in the consolidated balance sheets as follows:

	As of January 31,
	2025	2026
Long-term prepaid expenses and other assets	$6,201	$12,422
Deferred income taxes, noncurrent	(13,851)	(7,020)
Net deferred tax asset (liabilities)	$(7,650)	$5,402
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. The Company has established a valuation allowance in the amount of $160.3 million and $151.7 million as of January 31, 2025 and 2026, respectively, because the Company believes it is more likely than not that the deferred tax assets in jurisdictions excluding several foreign jurisdictions will not be realized.
We continue to maintain a valuation allowance against our deferred tax assets in several jurisdictions, including the U.S. and U.K. Management determines when a valuation allowance should be recorded, utilizing significant judgment and the use of estimates. Through acquisitions, the Company recorded a net U.S. deferred tax liability mostly related to identifiable intangible assets, reducing the valuation allowance in the United States by $2.0 million. Additionally, the Company reduced the valuation allowance in the United Kingdom by $2.8 million due to the ability to utilize acquired deferred tax attributes as part of corporate reorganizations related to foreign acquisitions during the Company’s fiscal 2026.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
For the fiscal years ended January 31, 2024, 2025, and 2026, the valuation allowance increased (decreased) by $9.9 million, $12.0 million, and $(8.6) million, respectively.
The Company maintains its assertion of the Company’s intent for certain foreign earnings to be indefinitely reinvested. As of January 31, 2026, the Company has not recorded taxes on approximately $37.4 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries. The Company generally does not provide for taxes related to the Company’s undistributed earnings because such earnings either would not be taxable when remitted or they are indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a tax liability will be recognized, which could include other taxes such as withholding tax. The determination of the amount of the unrecognized tax liability is directly influenced by the Company’s net operating income (loss) and valuation allowance position in the U.S. If the Company were to repatriate the undistributed earnings, the tax liability is $0.9 million.
The net operating loss and tax credit carryforwards as of January 31, 2026 were as follows:

	As of January 31, 2026	First Fiscal Year Expiring
Federal net operating loss carryforwards(1)	394,556	None
State net operating loss carryforwards(1)	249,245	2027
State net operating loss carryforwards(1)	100,836	None
Foreign net operating loss carryforwards	8,827	2031
Foreign net operating loss carryforwards(1)	115,776	None
Federal tax credit carryforwards(1)	17,650	2037
State tax credit carryforwards	6,815	2032
(1) The Company acquired a portion of these carryforwards through mergers and acquisitions. These acquired carryforwards will be subject to limitations which could limit the Company’s utilization in future periods.
In 2021, the Organization of Economic Cooperation and Development introduced its Pillar Two Framework Model Rules (“Pillar 2”). The Company is under the revenue threshold where Pillar 2 would not apply and is not subject to tax under these rules. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act, was signed into law. This legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in the Company’s fiscal 2026, including the restoration of immediate expensing of domestic research and development expenditures, more favorable rules for determining limitations on deductions for interest expense, and reinstatement of accelerated fixed asset depreciation. These changes were reflected in the income tax provision during the second quarter of the Company’s fiscal 2026 and did not result in material changes to the Company’s tax position.
A reconciliation of the gross beginning and ending balance of total unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
Balance, beginning of period	$—	$—	$6,692
Additions for current year tax positions	—	1,094	951
Additions for prior year tax positions	—	4,357	815
Additions for current year acquisitions	—	1,241	10
Balance, end of period	$—	$6,692	$8,468
As of January 31, 2026, gross unrecognized tax benefits related to uncertain tax positions were $8.5 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate would be $2.0 million for the year ended January 31, 2026.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company’s policy for classifying interest and penalties with unrecognized tax benefits is to include such items in income tax expense. The total amount of interest and penalties associated with unrecognized tax benefits is $1.8 million for the year ended January 31, 2026.
The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. As of January 31, 2026, the Company is no longer subject to U.S. federal and state examinations by tax authorities for tax years prior to 2022. However, amounts reported as net operating losses and tax credit carryforwards from these tax periods remain subject to review by most tax authorities.
Cash Taxes Paid
We adopted ASU 2023-09 on a prospective basis for the fiscal year ended January 31, 2026 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the fiscal year ended January 31, 2026:

Federal	$123
State	591
Foreign
New Zealand	1,542
Canada	1,023
United Kingdom	562
Germany	424
Other	102
Total	$4,367
Cash paid for taxes, net of refunds, for the fiscal years ended January 31, 2024 and 2025, was $3.2 million and $3.6 million, respectively.
Note 10. Defined Contribution Plan
The Company has a 401(k) plan for its employees in the United States who meet the plan requirements. The Company, at its discretion, may make matching contributions. Employees are immediately vested in their contributions. The Company also has a Registered Retirement Savings Plan covering all eligible employees in Canada. Employer contributions for the fiscal years ended January 31, 2024, 2025, and 2026 were $3.3 million, $5.4 million, and $5.3 million, respectively.
Note 11. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancelable agreements, which expire at various times through December 2034, some of which include options to extend for up to one year. See Note 16 “Restructuring” regarding lease terminations in connection with the 2023 and 2026 Restructuring Plans.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of lease expense were as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
Operating lease expense	$4,940	$5,575	$5,026
Variable lease expense	1,979	2,581	2,650
Short-term lease expense	451	272	218
Sublease income	—	(382)	(174)
Total lease expense	$7,370	$8,046	$7,720
Supplemental cash flow information related to operating leases was as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
Cash paid for amounts included in the measurement of operating lease liabilities	$4,489	$4,400	$5,137
Operating right-of-use assets obtained in exchange for operating lease liabilities	13,152	3,349	1,724
Operating right-of-use assets and operating lease liabilities reductions related to operating lease terminations or modifications	115	1,995	2,102
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating lease liabilities as of January 31, 2026 were 6.99 years and 6.8%, respectively.
Future minimum lease payments as of January 31, 2026 were as follows:

Operating Leases
Fiscal 2027	$4,593
Fiscal 2028	2,516
Fiscal 2029	1,845
Fiscal 2030	1,346
Fiscal 2031	446
Thereafter	6,857
Total lease liabilities	17,603
Less: imputed interest	(3,626)
Total lease obligations	13,977
Less: current obligations	(4,229)
Long-term lease obligations	$9,748
Note 12. Revolving Credit Facility
2022 Credit Agreement
On February 11, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”), by and among the Company, nCino OpCo (the “Borrower”), certain subsidiaries of the Company as guarantors, and Bank of America, N.A. as lender (the “Lender”), pursuant to which the Lender provided to the Borrower a senior secured revolving credit facility of up to $50.0 million (the “2022 Credit Facility”) which was increased to $100.0 million on March 17, 2024.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Borrowings under the 2022 Credit Facility accrued interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Lender’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.3125%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.3125%, in each case with such margin subject to a step-down based on achievement of a certain leverage ratio. The Company was also required to pay an unused commitment fee to the Lender of 0.30% of the average daily unutilized commitments (with a step-down based on achievement of a certain leverage ratio). The Company was also required to pay customary letter of credit fees.
On October 28, 2024, the Company terminated the 2022 Credit Agreement and entered into a new Credit Agreement (the “2024 Credit Agreement”), by and among the Company, nCino OpCo, Inc. (the “Borrower”), certain subsidiaries of the Company as guarantors, the lenders party thereto (the “Lenders”) and Bank of America, N.A. as administrative agent (the “Agent”).
2024 Credit Agreement
The 2024 Credit Agreement includes a senior secured revolving credit facility of up to $250.0 million (the “2024 Credit Facility”) with a maturity date of October 28, 2029. The 2024 Credit Facility includes borrowing capacity available for letters of credit subject to a sublimit of $45.0 million. Any issuances of letters of credit will reduce the amount available under the 2024 Credit Facility.
Borrowings under the 2024 Credit Facility bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step-ups based on certain leverage ratios. The Company is also required to pay an unused commitment fee to the Lenders of 0.25% of the average daily unutilized commitments (with step-ups based on certain leverage ratios). The Company must also pay customary letter of credit fees.
The Company may repay amounts borrowed at any time without penalty. Borrowings under the 2024 Credit Facility may be reborrowed.
The 2024 Credit Agreement contains representations and warranties, affirmative, negative, and financial covenants, and events of default that are customary for loans of this type. The financial covenants require the Company and its subsidiaries on a consolidated basis to maintain (i) a Consolidated Total Leverage Ratio not in excess of 4.00:1.00 as of the end of any fiscal quarter, and (ii) a Consolidated Interest Coverage Ratio not less than 3.00:1.00 as of the end of any fiscal quarter, in each case, commencing with the fiscal quarter ended January 31, 2025.
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
Debt Issuance Costs
As of January 31, 2025 and 2026, unamortized debt issuance costs were $1.4 million and $1.1 million, respectively, and are included in long-term prepaid expenses and other assets.
Credit Outstanding and Available Borrowing Capacity
The Company had $166.0 million and $213.5 million outstanding as of January 31, 2025 and 2026, respectively. The Company had no letters of credit issued under the 2024 Credit Facility and was in compliance with all covenants as of January 31, 2025 and 2026. As of January 31, 2026, the applicable interest rate was 5.68%. The available borrowing capacity under the 2024 Credit Facility was $36.5 million as of January 31, 2026.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 13. Commitments and Contingencies
In addition to the operating lease commitments described in Note 11 “Leases,” the Company has additional contractual commitments as described further below.
Purchase Commitments
The Company’s purchase commitments consist of non-cancelable agreements to purchase goods and services, primarily licenses and hosting services, entered into in the ordinary course of business.
Financing Obligations
The Company’s financing obligations consist of leases for the Company’s headquarters and parking deck in which the Company is deemed the owner of for accounting purposes. The assets and corresponding financing obligation are included in property and equipment, net and financing obligations on the consolidated balance sheets. During fiscal 2026, the terms of the leases were amended to expire in October 2039 with options to extend and the purchase option was extended and will expire if not exercised on or before November 30, 2028.
The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.
Purchase commitments and future minimum lease payments required under financing obligations as of January 31, 2026 were as follows:

	Purchase commitments	Financing obligations - leased facility
Fiscal 2027	$86,486	$4,257
Fiscal 2028	78,161	4,363
Fiscal 2029	1,138	4,136
Fiscal 2030	—	—
Fiscal 2031	—	—
Thereafter	—	—
Total	$165,785	$12,756
Residual financing obligations and assets		48,053
Less: amount representing interest		(9,591)
Financing obligations		$51,218
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company’s financing obligations as of January 31, 2026 was 6.8%.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Legal Proceedings
From time to time, the Company is involved in legal proceedings or is subject to claims arising in the ordinary course of business. In the opinion of management, however, there are no proceedings or claims pending against the Company that we believe are likely to have a material adverse effect on the Company.
Other Commitments and Contingencies
The Company may be subject to audits related to its non-income taxes by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company accrues for any assessments if deemed probable and estimable.
Note 14. Related-Party Transactions
On November 1, 2022, the Company’s wholly-owned subsidiary, nCino OpCo, acquired preferred shares of ZestFinance, Inc. (d/b/a ZEST AI) (“Zest AI”), a private company, which is included in investments on the Company’s consolidated balance sheets for $2.5 million and $0.0 million as of January 31, 2025 and 2026, respectively. The investment was considered a related party transaction as entities affiliated with Insight Partners, a beneficial owner of the Company as of November 1, 2022, owned greater than ten percent of Zest AI.
During the first quarter of fiscal year 2026, we sold all of our shares in Zest AI and recorded a realized gain of $1.2 million. At the time of this transaction, Zest AI was no longer considered a related party.
Note 15. Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period, net of treasury stock. Diluted net income (loss) per share is computed by giving effect to all potential weighted-average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. There is no difference between the basic and diluted net income (loss) per share when there is a net loss because inclusion of potentially issuable shares would be anti-dilutive.
The components of basic and diluted net income (loss) per share for periods presented are as follows (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2024	2025	2026
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to nCino, Inc.	$(42,346)	$(37,878)	$5,180
Denominator
Weighted-average common shares outstanding, basic	112,672,397	115,162,175	112,883,703
Basic net income (loss) per share attributable to nCino, Inc.	$(0.38)	$(0.33)	$0.05

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fiscal Year Ended January 31,
	2024	2025	2026
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to nCino, Inc.	$(42,346)	$(37,878)	$5,180
Denominator
Weighted-average common shares outstanding, basic	112,672,397	115,162,175	112,883,703
Effect of diluted stock options, nonvested RSUs, and shares of common stock issuable under the ESPP	—	—	1,462,864
Weighted-average common shares outstanding, diluted	112,672,397	115,162,175	114,346,567
Diluted net income (loss) per share attributable to nCino, Inc.	$(0.38)	$(0.33)	$0.05
The following potential outstanding common stock were excluded from the diluted net income (loss) per share computation because the effect would have been anti-dilutive:

	Fiscal Year Ended January 31,
	2024	2025	2026
Stock options issued and outstanding	1,212,704	811,602	480,641
Nonvested RSUs issued and outstanding	5,626,125	6,105,459	6,425,128
Shares issuable pursuant to the ESPP	105,227	106,440	—
Note 16. Restructuring
2023 Restructuring Plan
In the fourth quarter of fiscal 2023, the Company announced a workforce reduction of approximately 7% and office space reductions in certain markets (collectively, the “2023 Restructuring Plan”) in furtherance of its efforts to improve operating margins and advance the Company’s objective of profitable growth.
Lease termination costs were accounted for in accordance with ASC 842, Leases. During fiscal 2023, the Company paid to exercise an early termination clause to exit a facility during fiscal 2024, which was accounted for as a lease modification.
The Company’s restructuring charges under the 2023 Restructuring Plan were for expenses that reduced operating lease right-of-use assets on the consolidated balance sheets and were as follows:

Fiscal Year Ended January 31,
2024
Cost of subscription revenues	$51
Cost of professional services and other revenues	118
Sales and marketing	100
Research and development	352
General and administrative	6
Total	$627
The Company had no restructuring charges for the fiscal year ended January 31, 2025.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
2026 Restructuring Plan
In the second quarter of fiscal 2026, the Company announced a workforce reduction of approximately 7% and office space reductions in certain markets (collectively, the “2026 Restructuring Plan”) in furtherance of its efforts to improve operational efficiencies. The Company substantially completed the 2026 Restructuring Plan during the second quarter of fiscal 2026.
Our restructuring costs consist primarily of severance and termination benefits, exit costs and asset write-offs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and employer tax liabilities. Exit costs primarily consist of a lease exit costs and contract termination costs. Lease termination costs include $1.7 million in lease termination payments, offset by a $0.6 million gain from the derecognition of operating lease right-of-use assets and operating lease liabilities.
The Company’s restructuring charges under the 2026 Restructuring Plan were as follows:

	Fiscal Year Ended January 31, 2026
	Severance Costs	Exit Costs	Asset Write-offs	Total
Cost of subscription revenues	$422	$53	$17	$492
Cost of professional services and other revenues	534	139	46	719
Sales and marketing	1,274	128	42	1,444
Research and development	3,710	221	73	4,004
General and administrative	1,071	1,192	1,155	3,418
Total	$7,011	$1,733	$1,333	$10,077
The activity of the 2026 Restructuring Plan liabilities was as follows:

Balance at January 31, 2025	$—
Charges incurred	10,077
Cash payments	(8,542)
Non-cash items	(674)
Balance at January 31, 2026	$861
2026 Restructuring Plan liabilities are included in our consolidated balance sheets as follows:

As of January 31, 2026
Included in accrued expenses and other current liabilities	$553
Included in other long-term liabilities	308
Total	$861
Note 17. Segment Information
The Company’s CODM is the Company’s Chief Executive Officer, who reviews financial information on a consolidated basis. The Company brings together people and data to enable financial institutions to enhance strategic decision-making, risk management, and customer satisfaction through the selection of intelligent solutions provided by the nCino Platform. As such, the Company has one operating and reportable segment. The CODM uses consolidated net income (loss) in deciding how to make operating decisions, allocate resources, and assess performance, including whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table presents selected financial information that is provided to our CODM:

	Fiscal Year Ended January 31,
	2024	2025	2026
Revenues	$476,543	$540,657	$594,781
Less:
Adjusted cost of revenues(1)	163,449	182,887	197,328
Adjusted sales and marketing expense(2)	94,440	94,190	104,592
Adjusted research and development expense(3)	101,017	111,110	106,478
Adjusted general and administrative expense(4)	55,858	56,305	56,972
Interest income	(2,567)	(1,761)	(1,429)
Interest expense	4,135	8,763	17,457
Adjusted other (income) expense, net(5)	(54)	117	(1,797)
Other segment items(6)	102,201	124,606	108,473
Income tax provision (benefit)	1,590	(2,511)	(2,996)
Net income (loss)	$(43,526)	$(33,049)	$9,703
(1) Cost of revenue, net in the consolidated statements of operations, adjusted to exclude amortization of intangible assets, stock-based compensation expense, and restructuring and related charges, if any.
(2) Sales and marketing expense, net in the consolidated statements of operations, adjusted to exclude amortization of intangible assets, stock-based compensation expense, transaction-related expenses, and restructuring and related charges, if any.
(3) Research and development expense, net in the consolidated statements of operations, adjusted to exclude stock-based compensation expense, transaction-related expenses, and restructuring and related charges, if any.
(4) General and administrative expense, net in the consolidated statements of operations, adjusted to exclude stock-based compensation expense, transaction-related expenses, certain litigation expenses, and restructuring and related charges, if any.
(5) Beginning in the first quarter of fiscal 2026, other (income) expense, net in the consolidated statements of operations, adjusted to exclude intercompany foreign currency exchange gains or losses from the remeasurement of intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity. Prior period amounts have been recast to conform to the current presentation.
(6) Other segment items are the adjustments described in the notes above.
Revenues by geographic region were as follows:

	Fiscal Year Ended January 31,
	2024	2025	2026
United States	$387,201	$424,432	$463,261
United Kingdom	41,894	56,517	72,755
Other	47,448	59,708	58,765
	$476,543	$540,657	$594,781
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different from the region of the customer. For the fiscal years ended January 31, 2024, 2025, and 2026, only the United Kingdom, in addition to the United States, represented 10% or more of total revenues for the periods presented.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Long-lived assets, which consist of property and equipment, net and operating lease ROU assets, net by geographic region were as follows:

	As of January 31,
	2025	2026
United States	$79,115	$70,013
United Kingdom	9,760	16,587
Other	2,104	1,694
	$90,979	$88,294
Note 18. Subsequent Events
On March 30, 2026, the Company entered into an Incremental Facility Amendment (the “First Amendment”) to the 2024 Credit Agreement. Pursuant to the First Amendment, the Lenders are providing to nCino OpCo, Inc. (the “Borrower”) a senior secured incremental term loan of $200.0 million (the “Term Loan”), which matures on October 28, 2029. The Term Loan requires scheduled quarterly principal payments of $2.5 million, with the remaining balance due at maturity. The Term Loan may be voluntarily prepaid at any time without penalty; however, any repaid amounts may not be reborrowed. The interest rate terms, guarantee structure, collateral provisions, and financial covenants applicable to the Term Loan are consistent with those governing the 2024 Credit Facility, as described in Note 12 “Revolving Credit Facility”. The proceeds will be used to reduce a portion of the outstanding balance on our revolving credit facility and to finance an accelerated share repurchase program discussed below. See Form 8-K filed on March 31, 2026 for additional information.
On March 31, 2026, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, N.A., authorized by the Board of Directors, for $100.0 million. The initial delivery of shares for the full purchase price of $100.0 million will represent approximately 80% of the total shares to be repurchased, based on the closing price of nCino's common stock on March 31, 2026. The final number of shares to be repurchased will be determined generally by the volume-weighted average price of nCino's common stock during the term of the transaction, less a discount and subject to adjustments. Final settlement is expected to occur in the second quarter of fiscal 2027. See Form 8-K filed on March 31, 2026 for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at January 31, 2026, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at January 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the guidelines established in the Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2026.
The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended January 31, 2026, the following Section 16 officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On September 4, 2025, Sean Desmond, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement (the “Desmond Plan”) providing for the sale from time to time of an aggregate of up to 218,269 shares of our common stock between December 5, 2025 and December 31, 2026, or earlier if all transactions under the trading arrangement are completed. On January 6, 2026, Mr. Desmond modified the Desmond Plan (the “Modified Desmond Plan”), terminating the original Desmond Plan on January 5, 2026. The Modified Desmond Plan provides for the potential sale of up to 203,605 shares of our common stock between April 6, 2026 and February 1, 2027, or earlier if all transactions under the trading arrangement are completed. The Modified Desmond Plan is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On January 13, 2026, Pierre Naudé, Director, adopted a Rule 10b5-1 trading arrangement providing for the sale or gift from time to time of an aggregate of up to 266,667 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from April 15, 2026 through December 4, 2026, or earlier if all transactions under the trading arrangement are completed.
On January 13, 2026, April Rieger, Chief Legal and Administrative Officer and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 38,618 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from June 1, 2026 through December 31, 2026, or earlier if all transactions under the trading arrangement are completed.
On January 15, 2026, Gregory D. Orenstein, Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 78,122 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from June 1, 2026 through September 4, 2026, or earlier if all transactions under the trading arrangement are completed.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference from the sections entitled “Proposal One: Election of Directors Named in this Proxy Statement,” “Corporate Governance,” and “Executive Officers” from our Proxy Statement relating to our 2026 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation” from our Proxy Statement relating to our 2026 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” from our Proxy Statement relating to our 2026 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from the sections entitled “Certain Relationships and Related Person Transactions” and “Director Independence” from our Proxy Statement relating to our 2026 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policy” from our Proxy Statement relating to our 2026 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.

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
3.Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K12B	001-41211	3.1	January 10, 2022
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
3.3	Second Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 24, 2024
3.4	Third Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 20, 2025
4.1	Form of Common Stock Certificate	10-K	001-41211	4.1	March 31, 2022
4.2	Description of Capital Stock	10-K	001-41211	4.11	March 28, 2023
10.1†	nCino, Inc. 2014 Omnibus Stock Ownership and Long Term Incentive Plan and related form agreements.	S-1	333-239335	10.1	June 22, 2020
10.2†	nCino, Inc. 2019 Amended and Restated Equity Incentive Plan and related form agreements.	S-1/A	333-239335	10.2	July 6, 2020
10.3†	nCino, Inc. Employee Stock Purchase Plan.	S-1/A	333-239335	10.3	July 6, 2020
10.4†	Amended and Restated Employment Agreement with Pierre Naudé.	S-1/A	333-239335	10.4	July 6, 2020
10.5†	Amended and Restated Employment Agreement with Gregory D. Orenstein	10-K	001-41211	10.7	March 28, 2023
10.6†	Employment Agreement with April Rieger	10-K	001-41211	10.8	March 28, 2023
10.7†	Form of Indemnification Agreement entered into by and between nCino, Inc. and its directors and executive officers.	S-1/A	333-239335	10.8	July 6, 2020
10.8†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its directors and executive officers relating to each applicable Indemnification Agreement	10-K	001-41211	10.9	March 31, 2022
10.9†	Form of Assignment and Assumption Agreement entered into by and among nCino OpCo, Inc., nCino, Inc., and its executive officers relating to each applicable Executive Employment Agreement	10-K	001-41211	10.10	March 31, 2022
10.10++	Partner Application Distribution Agreement by and between Salesforce and the Company, dated June 19, 2020, as amended.	S-1	333-239335	10.7	June 22, 2020

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020.	8-K	001-39380	10.1	December 2, 2020
10.12	Amendment to Office Lease by and between Wilmington Investors LLC and nCino, Inc., dated November 25, 2020	8-K	001-39380	10.2	December 2, 2020
10.13	Agreement Regarding Exercise and Assignment of Purchase Option among nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020	8-K	001-39380	10.3	December 2, 2020
10.14	First Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated January 27, 2021	10-K	001-39380	10.12	March 31, 2021
10.15	Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	8-K	001-39380	10.1	April 7, 2021
10.16	Second Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	10-Q	001-39380	10.1	June 2, 2021
10.17+	Restrictive Covenant Agreement, dated as of November 16, 2021, by and among nCino, Inc. and the Insight Parties thereto	8-K	001-39380	10.1	November 17, 2021
10.18++	Parking Deck Rent Adjustment Notice	10-Q	001-39380	10.2	December 1, 2021
10.19	Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 11, 2022	8-K	001-41211	10.1	February 14, 2022
10.20	New Building Completion Notice	10-Q	001-41211	10.1	November 30, 2022
10.21	First Amendment to Office Lease (New Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023	10-K	001-41211	10.25	March 28, 2023
10.22	Third Amendment to Office Lease (Existing Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated March 20, 2023	10-K	001-41211	10.26	March 28, 2023
10.23++	Amendment to Partner Application Distribution Agreement by and between Salesforce and the Company, dated December 20, 2023	10-K	001-41211	10.25	March 26, 2024
10.24	First Amendment to Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated February 9, 2024	8-K	001-41211	10.1	February 13, 2024
10.25	Second Amendment to Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated March 17, 2024	8-K	001-41211	10.1	March 18, 2024
10.26†	Amended and Restated Employment Agreement with Sean Desmond	10-Q	001-41211	10.4	May 29, 2024
10.27	Credit Agreement by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated October 28, 2024	8-K	001-41211	10.1	October 30, 2024
10.28†	Amended and Restated Employment Agreement, Naudé	8-K	001-41211	10.1	December 19, 2024
10.29†	Amended and Restated Employment Agreement, Orenstein	8-K	001-41211	10.2	December 19, 2024
10.30†	Amended and Restated Employment Agreement, Desmond	8-K	001-41211	10.3	December 19, 2024

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31†	Amended and Restated Employment Agreement, by and between nCino OpCo, Inc. and Sean Desmond, entered into and effective February 1, 2025	8-K	001-41211	10.1	February 3, 2025
10.32†	Letter Agreement, by and between nCino, Inc. and Pierre Naudé entered into February 1, 2025	8-K	001-41211	10.2	February 3, 2025
10.33	Cooperation Agreement, dated February 9, 2025, by and between nCino, Inc. and HMI Capital Management, L.P.	8-K	001-41211	10.1	February 10, 2025
10.34†	Amended and Restated Employment Agreement with April Rieger	10-Q	001-41211	10.1	May 28, 2025
10.35	Second Amendment to Office Lease (New Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated January 30, 2026					X
10.36	Fourth Amendment to Office Lease (Existing Building) by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated January 30, 2026					X
19.1	nCino, Inc. Insider Trading Policy					X
21.1	List of subsidiaries of nCino, Inc.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	nCino, Inc. Policy on Recoupment of Incentive Compensation					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Extension Definition					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
+	Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.
†	Management contract, compensatory plan or arrangement.
++	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: March 31, 2026	By:	/s/ Sean Desmond
Sean Desmond
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Desmond	President and Chief Executive Officer	March 31, 2026
Sean Desmond	(Principal Executive Officer)

/s/ Gregory D. Orenstein	Chief Financial Officer & Treasurer	March 31, 2026
Gregory D. Orenstein	(Principal Financial Officer)

/s/ Jeanette Sellers	SVP – Accounting & Controllership	March 31, 2026
Jeanette Sellers	(Principal Accounting Officer)

/s/ Pierre Naudé	Chairman of the Board	March 31, 2026
Pierre Naudé	(Chairman of the Board)

/s/ Jon Doyle	Director	March 31, 2026
Jon Doyle

/s/ Diego Dugatkin	Director	March 31, 2026
Diego Dugatkin

/s/ Pam Kilday	Director	March 31, 2026
Pam Kilday

/s/ Justin Nyweide	Director	March 31, 2026
Justin Nyweide

/s/ William Ruh	Director	March 31, 2026
William Ruh

/s/ William Spruill	Director	March 31, 2026
William Spruill

/s/ Andy Yasutake	Director	March 31, 2026
Andy Yasutake