Form 10-Q
period 2026-04-30
nCino, Inc.
filed 2026-05-27
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,552,950 shares of common stock, net of treasury stock, $0.0005 par value per share, as of May 22, 2026.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2026	April 30, 2026
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $3,421 and $8,498 at January 31, 2026 and April 30, 2026, respectively)	$88,374	$102,813
Accounts receivable, less allowances of $2,825 and $2,739 at January 31, 2026 and April 30, 2026, respectively	166,540	124,742
Costs capitalized to obtain revenue contracts, current portion, net	17,211	16,989
Prepaid expenses and other current assets	21,378	22,883
Total current assets	293,503	267,427
Property and equipment, net	75,607	74,837
Operating lease right-of-use assets, net	12,687	11,833
Costs capitalized to obtain revenue contracts, noncurrent, net	30,735	29,639
Goodwill	1,077,947	1,076,098
Intangible assets, net	135,658	126,215
Investments	7,262	7,262
Long-term prepaid expenses and other assets	14,707	14,519
Total assets	$1,648,106	$1,607,830
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$14,521	$15,710
Accrued expenses and other current liabilities	64,372	44,488
Deferred revenue, current portion	210,552	225,049
Debt, current portion, net	—	9,803
Financing obligations, current portion	818	607
Operating lease liabilities, current portion	4,229	4,204
Total current liabilities	294,492	299,861
Operating lease liabilities, noncurrent	9,748	8,801
Deferred income taxes, noncurrent	7,020	7,528
Deferred revenue, noncurrent	170	102
Debt, noncurrent, net	213,500	253,007
Financing obligations, noncurrent	50,400	50,290
Other long-term liabilities	4,124	3,795
Total liabilities	579,454	623,384
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 2)	12,737	14,087
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding at January 31, 2026 and April 30, 2026	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized at January 31, 2026 and April 30, 2026; 118,868,921 and 119,882,698 shares issued; 113,904,867 and 108,794,598 outstanding at January 31, 2026 and April 30, 2026, respectively	59	60
Treasury stock, at cost; 4,964,054 and 11,088,100 shares at January 31, 2026 and April 30, 2026, respectively	(125,600)	(219,255)
Additional paid-in capital	1,550,187	1,546,967
Accumulated other comprehensive income	7,042	4,016
Accumulated deficit	(375,773)	(361,429)
Total stockholders’ equity	1,055,915	970,359
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,648,106	$1,607,830
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended April 30,
	2025	2026
Revenues
Subscription	$125,588	$140,929
Professional services and other	18,549	18,485
Total revenues	144,137	159,414
Cost of revenues
Subscription	36,125	39,244
Professional services and other	21,570	19,232
Total cost of revenues	57,695	58,476
Gross profit	86,442	100,938
Operating expenses
Sales and marketing	32,971	33,725
Research and development	33,341	28,865
General and administrative	21,643	17,229
Total operating expenses	87,955	79,819
Income (loss) from operations	(1,513)	21,119
Non-operating income (expense)
Interest income	417	366
Interest expense	(4,450)	(4,481)
Other income (expense), net	16,097	(333)
Income before income taxes	10,551	16,671
Income tax provision	4,534	1,680
Net income	6,017	14,991
Net income attributable to redeemable non-controlling interest (Note 2)	76	647
Adjustment attributable to redeemable non-controlling interest (Note 2)	379	703
Net income attributable to nCino, Inc.	$5,562	$13,641
Net income per share attributable to nCino, Inc.:
Basic	$0.05	$0.13
Diluted	$0.05	$0.12
Weighted average number of common shares outstanding:
Basic	114,781,654	108,502,547
Diluted	116,578,848	109,458,472
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2025	2026
Net income	$6,017	$14,991
Other comprehensive income (loss):
Foreign currency translation	1,358	(3,026)
Other comprehensive income (loss)	1,358	(3,026)
Comprehensive income	7,375	11,965
Less comprehensive income attributable to redeemable non-controlling interest:
Net income attributable to redeemable non-controlling interest	76	647
Foreign currency translation attributable to redeemable non-controlling interest	(17)	—
Comprehensive income attributable to redeemable non-controlling interest	59	647
Comprehensive income attributable to nCino, Inc.	$7,316	$11,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2025	115,996,852	$58	—	$—	$1,474,413	$176	$(385,335)	$1,089,312
Exercise of stock options	172,446	—	—	—	748	—	—	748
Stock issuance upon vesting of restricted stock units	900,433	1	—	—	(1)	—	—	—
Common stock repurchases under share repurchase program	—	—	1,829,113	(40,588)	—	—	—	(40,588)
Stock-based compensation	—	—	—	—	15,809	—	—	15,809
Other comprehensive income	—	—	—	—	—	1,375	—	1,375
Net income attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(379)	—	5,941	5,562
Balance, April 30, 2025	117,069,731	$59	1,829,113	$(40,588)	$1,490,590	$1,551	$(379,394)	$1,072,218

	Three Months Ended April 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2026	118,868,921	$59	4,964,054	$(125,600)	$1,550,187	$7,042	$(375,773)	$1,055,915
Exercise of stock options	67,557	—	—	—	473	—	—	473
Stock issuance upon vesting of restricted stock units	946,220	1	—	—	(1)	—	—	—
Common stock repurchases under stock repurchase programs	—	—	6,124,046	(93,655)	(16,893)	—	—	(110,548)
Stock-based compensation	—	—	—	—	13,904	—	—	13,904
Other comprehensive loss	—	—	—	—	—	(3,026)	—	(3,026)
Net income attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(703)	—	14,344	13,641
Balance, April 30, 2026	119,882,698	$60	11,088,100	$(219,255)	$1,546,967	$4,016	$(361,429)	$970,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2025	2026
Cash flows from operating activities
Net income attributable to nCino, Inc.	$5,562	$13,641
Net income and adjustment attributable to redeemable non-controlling interest	455	1,350
Net income	6,017	14,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,705	10,083
Non-cash operating lease costs	1,161	908
Amortization of costs capitalized to obtain revenue contracts	3,591	4,622
Amortization of debt issuance costs	72	88
Stock-based compensation	15,814	13,904
Change in fair value of contingent consideration	200	242
Deferred income taxes	2,656	180
Provision for (recovery of) bad debt	202	(54)
Net foreign currency losses (gains)	(13,669)	185
Gains on investments	(1,652)	—
Loss on disposal of long-lived assets	73	—
Change in operating assets and liabilities:
Accounts receivable	45,717	41,208
Costs capitalized to obtain revenue contracts	(3,158)	(3,425)
Prepaid expenses and other assets	(1,542)	(1,394)
Accounts payable	480	1,154
Accrued expenses and other liabilities	(15,796)	(15,294)
Deferred revenue	5,245	14,895
Operating lease liabilities	(1,335)	(1,013)
Other long term liabilities	(461)	125
Net cash provided by operating activities	54,320	81,405
Cash flows from investing activities
Acquisition of business, net of cash acquired	(50,263)	—
Purchases of property and equipment	(1,718)	(614)
Sale of investment	3,684	—
Net cash used in investing activities	(48,297)	(614)
Cash flows from financing activities
Repurchases of common stock	(40,588)	(110,083)
Proceeds from borrowings on revolving credit facility	102,500	—
Payments on revolving credit facility	(60,000)	(150,000)
Proceeds from term loan, net of debt issuance costs	—	199,346
Exercise of stock options	748	473
Principal payments on financing obligations	(410)	(321)
Payment of contingent consideration	—	(5,300)
Net cash provided by (used in) financing activities	2,250	(65,885)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	4,040	(459)
Net increase in cash, cash equivalents, and restricted cash	12,313	14,447
Cash, cash equivalents, and restricted cash, beginning of period	121,267	88,685
Cash, cash equivalents, and restricted cash, end of period	$133,580	$103,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2025	2026
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$133,230	$102,813
Restricted cash included in prepaid expenses and other current assets	—	173
Restricted cash included in long-term prepaid expenses and other assets	350	146
Total cash, cash equivalents, and restricted cash, end of period	$133,580	$103,132

Supplemental disclosure of cash flow information
Cash paid for interest	$4,145	$4,361
Cash paid for taxes, net of refunds	750	622
Supplemental disclosure of noncash investing and financing activities
Fair value of contingent consideration in connection with business acquisition in accrued expenses and other current liabilities	$8,100	$—
Purchase of property and equipment, accrued but not paid	2,425	—
Measurement period adjustments relating to business acquisitions	1,353	147
Noncash consideration in connection with business acquisition for settlement of a preexisting contract	1,354	—
Excise tax on repurchases of common stock	—	465
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Summary of Business and Significant Accounting Policies
Description of Business: nCino, Inc., together with its subsidiaries (collectively “the Company”), is a cloud banking company that provides software solutions to financial institutions (“FI”) to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has various locations in the U.S., North America, Europe, Asia Pacific and South Africa.
Fiscal Year End: The Company’s fiscal year ends on January 31. References to fiscal year 2027, for example, refer to the fiscal year ended January 31, 2027.
Principles of Consolidation and Basis of Presentation: The financial information presented in the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with applicable rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2027 or any future period.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2026 and April 30, 2026. The Company maintains its cash, cash equivalents, and restricted cash with high-credit-quality financial institutions.
As of both January 31, 2026 and April 30, 2026, no individual customer represented more than 10% of accounts receivable. For the three months ended April 30, 2025 and 2026, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash consists of deposits held as collateral for the Company’s bank guarantees issued in place of security deposits for certain property leases at January 31, 2026 and April 30, 2026. Restricted cash is included in prepaid expenses and other current assets and long-term prepaid expenses and other assets in the unaudited condensed consolidated balance sheets at January 31, 2026 and April 30, 2026.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Three Months Ended April 30,
	2025	2026
Balance, beginning of period	$1,229	$2,825
Charged to (recovery of) bad debt expense	202	(54)
Charged to deferred revenue	20	(12)
Write-offs and other	(184)	—
Translation adjustments	2	(20)
Balance, end of period	$1,269	$2,739
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Foreign Currency: The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into United States (“U.S.”) dollars are recorded as a separate component on the unaudited condensed consolidated statements of comprehensive income recorded in the foreign currency translation line item. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Foreign currency transaction gains and losses due to transactions denominated in a currency other than the functional currency are included in Other income (expense), net in the unaudited condensed consolidated statements of operations and were $14.4 million and $(0.3) million for the three months ended April 30, 2025 and 2026, respectively, primarily related to remeasurement of various intercompany loans.
Recently Adopted Accounting Pronouncements: In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance includes amendments that provide a practical expedient for measuring credit losses on current accounts receivable and current contract assets under ASC 606 - Revenue from Contracts with Customers. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, on a prospective basis. The Company adopted the new guidance effective February 1, 2026 on a prospective basis and elected the practical expedient to estimate expected credit losses based on actual uncollected amounts. There was no material impact to the Company's consolidated financial statements as of the adoption date.
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
Note 2. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. which is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company’s ownership of 51%. As of April 30, 2026, the Company controls a majority of the outstanding common stock in nCino K.K.

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
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended April 30,
	2025	2026
Balance, beginning of period	$8,286	$12,737
Net income attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	76	647
Foreign currency translation	(17)	—
Adjustment to redeemable non-controlling interest	379	703
Stock-based compensation expense(1)	5	—
Balance, end of period	$8,729	$14,087
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2026 and April 30, 2026 because of the relatively short duration of these instruments.
The carrying amount of our term loan and any outstanding borrowings on the Company’s revolving credit facility approximates fair value due to the variable interest rates of the debt.
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2026 and April 30, 2026 and indicates the fair value hierarchy of the valuation:

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of January 31, 2026
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$10,588	$—	$—
Time deposits (included in prepaid expenses and other current assets)	142	—	—
Time deposits (included in long-term prepaid expenses and other assets)	169	—	—
Total assets	$10,899	$—	$—
Liabilities:
Contingent consideration (included in accrued expenses and other current liabilities)	$—	$—	$9,700
Total liabilities	$—	$—	$9,700

	Fair value measurements on a recurring basis as of April 30, 2026
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$31,145	$—	$—
Time deposits (included in prepaid expenses and other current assets)	173	—	—
Time deposits (included in long-term prepaid expenses and other assets)	146	—	—
Total assets	$31,464	$—	$—
Liabilities:
Contingent consideration (included in accrued expenses and other current liabilities)	$—	$—	$3,275
Total liabilities	$—	$—	$3,275
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets for identical assets.
The following table summarizes the change in fair value of the contingent consideration with significant unobservable inputs:

	Three Months Ended April 30,
	2025	2026
Balance, beginning of period	$—	$9,700
Contingent consideration in connection with business acquisition	8,100	—
Changes in fair value	200	242
Payment of contingent consideration	—	(6,667)
Balance, end of period	$8,300	$3,275
The contingent consideration consists of the potential earn-out payment related to the Company’s acquisition of Alphapack, Co. dba Sandbox Banking (“Sandbox Banking”) on February 7, 2025 and has a maximum potential payment of $10.0 million. The fair value of the contingent consideration was determined using a probability weighted discounted cash flow model. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. This contingent liability was classified as Level 3 within the fair value hierarchy. Changes in fair values of contingent consideration are recognized in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations. Payment for two of the three performance targets was made during the first quarter of fiscal 2027.
The unobservable inputs used in the valuation for the remaining performance target as of April 30, 2026 included an expected payment in the first half of fiscal 2027, a weighted average expected achievement percentage of 100.0%, and a discount rate of 6.7%.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
There were no transfers between levels of the fair value hierarchy during the three months ended April 30, 2025 and 2026.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company’s assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. Unrealized gains as a result of an observable price change were $0.5 million and $0.0 million for the three months ended April 30, 2025 and 2026, respectively. Cumulative unrealized gains were $0.7 million for investments accounted for under the measurement alternative as of April 30, 2026. There was no impairment recognized for the three months ended April 30, 2025 and 2026. Realized gains from the sale of an investment reflect the difference between the sales proceeds and the carrying value of the investment at the beginning of the period or the purchase date, if later. Realized gains were $1.2 million and $0.0 million for the three months ended April 30, 2025 and 2026, respectively.
Note 4. Revenues
Disaggregation of Revenue
Disaggregated revenues by source and geographic region were as follows:

	Three Months Ended April 30,
	2025	2026
United States
Subscriptions - non-mortgage	$80,755	$89,963
Subscriptions - mortgage	18,969	19,707
Professional services and other	12,826	13,337
Total United States	112,550	123,007
International
Subscriptions	25,864	31,259
Professional services and other	5,723	5,148
Total International	31,587	36,407
Total Revenue	$144,137	$159,414
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different from the region of the customer.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2026 and April 30, 2026:

	As of January 31, 2026	As of April 30, 2026
Trade accounts receivable	$139,729	$109,089
Unbilled accounts receivable	28,131	16,528
Allowance for doubtful accounts	(2,825)	(2,739)
Other accounts receivable	1,505	1,864
Total accounts receivable, net	$166,540	$124,742

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the three months ended April 30, 2026, $99.7 million of revenues were recognized out of the deferred revenue balance as of January 31, 2026.
Remaining performance obligations were $1.3 billion as of April 30, 2026. The Company expects to recognize approximately 67% of its remaining performance obligation as revenues in the next 24 months, approximately 28% more in the following 25 to 48 months, and the remainder thereafter.
Note 5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31, 2026	As of April 30, 2026
Prepaid expenses	$19,246	$20,767
Other current assets	2,132	2,116
Prepaid expenses and other current assets	$21,378	$22,883
Property and equipment, net
Property and equipment, net consisted of the following:

	As of January 31, 2026	As of April 30, 2026
Furniture and fixtures	$11,862	$11,853
Computers and equipment	6,646	7,161
Buildings and land	56,379	56,379
Leasehold improvements	30,536	30,463
Total property and equipment, gross	105,423	105,856
Less accumulated depreciation	(29,816)	(31,019)
Total property and equipment, net	$75,607	$74,837
The Company recognized depreciation expense as follows:

	Three Months Ended April 30,
	2025	2026
Cost of subscription revenues	$108	$92
Cost of professional services and other revenues	345	309
Sales and marketing	310	307
Research and development	572	441
General and administrative	181	141
Total depreciation expense	$1,516	$1,290

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31, 2026	As of April 30, 2026
Accrued compensation and benefits	$24,797	$11,854
Accrued expenses	15,567	14,820
Purchase consideration deferred payment	14,308	14,539
Contingent consideration liability	9,700	3,275
Accrued expenses and other current liabilities	$64,372	$44,488
Note 6. Business Combinations
Sandbox Banking
On February 7, 2025 (the “Sandbox Acquisition Date”), the Company acquired the outstanding equity interests of Sandbox Banking, a digital transformation leader serving the financial services industry. The Company acquired Sandbox Banking to strengthen the Company’s ability to enhance data connectivity. The Company has included the financial results of Sandbox Banking in the unaudited condensed consolidated statements of operations from the Sandbox Acquisition Date. Transaction costs associated with the Sandbox Banking acquisition were approximately $1.4 million and were recorded in general and administrative expenses on the Company's unaudited condensed consolidated statements of operations.
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
The purchase price also includes $8.1 million of contingent consideration whereby the Company may be required to pay up to $10.0 million subject to the achievement of certain targets over 18 months, subject to revision. Three earn-outs are payable based on achieving a certain increase in annual contract value, establishing connectivity between defined systems for certain customers, and completing defined development work. See Note 3 “Fair Value Measurements” for additional information on the fair value of the contingent consideration.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes the fair values of assets acquired and liabilities assumed as of the Sandbox Acquisition Date:

Fair Value
Cash and cash equivalents	$3,330
Accounts receivable	1,020
Other current and noncurrent assets	106
Intangible assets	13,400
Goodwill	53,977
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(774)
Deferred revenue, current and noncurrent	(4,950)
Deferred income taxes	(3,167)
Net assets acquired	$62,942
During the first quarter of fiscal year ended January 31, 2027, within the one year measurement period, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are final. The Company recorded measurement period adjustments that included a $0.1 million adjustment to increase goodwill for a $0.1 million deferred income tax adjustment.
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
Developed technology represents the fair value of Sandbox Banking’s technology, customer relationships represent the fair value of the underlying relationships with Sandbox Banking’s customers, and trade name represents the fair value of Sandbox Banking’s company name.
Goodwill is primarily attributable to expanded market opportunities, synergies expected from the acquisition, and assembled workforce. The goodwill is not deductible for tax purposes.
The Company has not disclosed pro-forma revenue and earnings attributable to Sandbox Banking as they did not have a material effect on the Company’s consolidated financial statements.
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2026	$1,077,947
Measurement period adjustments	147
Translation adjustments	(1,996)
Balance, April 30, 2026	$1,076,098

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2026			As of April 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$102,443	$(70,334)	$32,109	$102,312	$(75,417)	$26,895
Customer relationships	151,399	(48,095)	103,304	150,752	(51,641)	99,111
Trademarks and trade name	1,999	(1,991)	8	400	(400)	—
Other	1,369	(1,132)	237	450	(241)	209
	$257,210	$(121,552)	$135,658	$253,914	$(127,699)	$126,215
During the three months ended April 30, 2026, the Company wrote off approximately $2.5 million of fully amortized intangible assets and the corresponding accumulated amortization.
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended April 30,
	2025	2026
Cost of subscription revenues	$5,075	$5,113
Cost of professional services and other revenues	82	—
Sales and marketing	4,032	3,680
Total amortization expense	$9,189	$8,793
The expected future amortization expense for intangible assets as of April 30, 2026 is as follows:

Fiscal 2027 (remaining nine months)	$25,320
Fiscal 2028	19,649
Fiscal 2029	19,549
Fiscal 2030	17,220
Fiscal 2031	14,593
Thereafter	29,884
$126,215
The expected amortization expense is an estimate, actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 8. Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Programs
In March 2025, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our outstanding common stock (the “March 2025 Stock Repurchase Program”) which was completed in the third quarter of fiscal 2026. In December 2025, our Board of Directors authorized another stock repurchase program of $100.0 million of our outstanding common stock (the “December 2025 Stock Repurchase Program”).
The Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transaction, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws. The Company may also, from time to time, enter into

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The stock repurchase programs do not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors.
On March 31, 2026, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, N.A. authorized by our Board of Directors, for $100.0 million of our outstanding common stock (the “March 2026 Stock Repurchase Program”). Upon payment of the aggregate purchase price of $100.0 million, the Company received an initial delivery of 5,547,850 shares of its common stock at an initial price of $14.98 per share, representing approximately 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and proceeds from its term loan. The March 2026 Stock Repurchase Program is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company's stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity (“ASC 815-40”) and deemed to have a fair value of zero at the effective date. Under the terms of the March 2026 Stock Repurchase Program, the ultimate number of shares of common stock that the Company will repurchase will be based on the average of the daily volume-weighted average price of the common stock during the term of the March 2026 Stock Repurchase Program, less a discount and subject to adjustments pursuant to the terms and conditions of the March 2026 Stock Repurchase Program. At final settlement, Wells Fargo Bank, N.A. may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to make a cash payment or deliver shares of common stock at its election to Wells Fargo Bank, N.A. The final settlement of the March 2026 Stock Repurchase Program is expected to occur in the second quarter of fiscal 2027.
The following table summarizes the stock repurchase activity under the Company’s stock repurchase programs (in thousands, except share and per share data):

	Three Months Ended April 30,
	2025	2026
Total number of shares repurchased	1,829,113	6,124,046
Average price per share(1)	$22.17	$15.20
Aggregate purchase price(1)	$40,551	$93,107
(1) Excludes transaction costs and excise tax associated with the repurchases.
Repurchases under the December 2025 Stock Repurchase Program were made in open market transactions and the Company is authorized to repurchase $65.0 million of its common stock remaining available under the December 2025 Stock Repurchase Program as of April 30, 2026.
Stock Options
Stock option activity for the three months ended April 30, 2026 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2026	480,641	$8.06
Expired or forfeited	(1,000)	14.71
Exercised	(67,557)	7.10
Outstanding, April 30, 2026	412,084	$8.20
Exercisable, April 30, 2026	412,084	$8.20
Fully vested or expected to vest, April 30, 2026	412,084	$8.20

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Restricted Stock Units
RSU activity during the three months ended April 30, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2026	6,425,128	$28.01
Granted	351,006	20.58
Vested	(946,220)	32.61
Forfeited	(250,711)	28.72
Nonvested, April 30, 2026	5,579,203	$26.55
As of April 30, 2026, total unrecognized compensation expense related to non-vested RSUs was $115.9 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.58 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan (“ESPP”) began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the three months ended April 30, 2025 and 2026 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Three Months Ended April 30,
	2025	2026
Expected life (in years)	0.50	0.50
Expected volatility	40.74%	39.41%
Expected dividends	0.00%	0.00%
Risk-free interest rate	4.25%	3.58%
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended April 30,
	2025	2026
Cost of subscription revenues	$664	$655
Cost of professional services and other revenues	2,754	2,624
Sales and marketing	2,928	3,161
Research and development	4,115	3,069
General and administrative	5,353	4,395
Total stock-based compensation expense	$15,814	$13,904

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
The components of lease expense were as follows:

	Three Months Ended April 30,
	2025	2026
Operating lease expense	$1,410	$1,126
Variable lease expense	642	356
Short-term lease expense	52	32
Sublease income	(87)	—
Total lease expense	$2,017	$1,514
Supplemental cash flow information related to operating leases were as follows:

	Three Months Ended April 30,
	2025	2026
Cash paid for amounts included in the measurement of operating lease liabilities	$1,584	$1,231
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	195
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating lease liabilities as of April 30, 2026 were 6.95 years and 6.8%, respectively.
Future minimum lease payments as of April 30, 2026 were as follows:

Operating Leases
Fiscal 2027 (remaining nine months)	$3,470
Fiscal 2028	2,544
Fiscal 2029	1,821
Fiscal 2030	1,328
Fiscal 2031	440
Thereafter	6,766
Total lease liabilities	16,369
Less: imputed interest	(3,364)
Total lease obligations	13,005
Less: current obligations	(4,204)
Long-term lease obligations	$8,801
At April 30, 2026, the Company committed $1.2 million for a lease signed but not yet commenced. This lease, which is expected commence within the next twelve months, has a term of five years.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 10. Debt
2024 Credit Agreement
On October 28, 2024, the Company entered into a new Credit Agreement (the “2024 Credit Agreement”), by and among the Company, nCino OpCo, Inc. (the “Borrower”), certain subsidiaries of the Company as guarantors, the lenders party thereto (the “Lenders”) and Bank of America, N.A. as administrative agent (the “Agent”).
The 2024 Credit Agreement includes a senior secured revolving credit facility of up to $250.0 million (the “2024 Credit Facility”) with a maturity date of October 28, 2029. The 2024 Credit Facility includes borrowing capacity available for letters of credit subject to a sublimit of $45.0 million. Any issuances of letters of credit will reduce the amount available under the 2024 Credit Facility.
On March 30, 2026, the Company entered into an Incremental Facility Amendment (the “First Amendment”) to the 2024 Credit Agreement. Pursuant to the First Amendment, the Lenders are providing to nCino OpCo, Inc. (the “Borrower”) a senior secured incremental term loan of $200.0 million (the “Term Loan”), which matures on October 28, 2029. The Term Loan requires scheduled quarterly principal payments of $2.5 million, with the remaining balance due at maturity. The Term Loan may be voluntarily prepaid at any time without penalty; however, any repaid amounts may not be reborrowed. The Term Loan is subject to the same interest rate terms, guarantee structure, collateral provisions, and financial covenants as the 2024 Credit Facility, as described below.
Borrowings under the 2024 Credit Facility and Term Loan bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step-ups based on certain leverage ratios. The Company is also required to pay an unused commitment fee to the Lenders of 0.25% of the average daily unutilized commitments (with step-ups based on certain leverage ratios) for the 2024 Credit Facility. The Company must also pay customary letter of credit fees.
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
The 2024 Credit Facility and Term Loan are guaranteed by the Company and each of its current and future material domestic subsidiaries (the “Guarantors”) and secured by substantially all of the personal property, subject to customary exceptions, of the Borrower and the Guarantors, in each case, now owned or later acquired, including a pledge of all of the Borrower’s capital stock, the capital stock of all of the Company’s domestic subsidiaries, and 65% of the capital stock of foreign subsidiaries that are directly owned by the Borrower or a Guarantor.
The following table summarizes outstanding debt balances:

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	As of January 31, 2026	As of April 30, 2026

Borrowings under revolving credit facility	$213,500	$63,500
Term loan facility	—	200,000
Less: Debt issuance costs(1)	—	(690)
Total debt, net of debt issuance costs	$213,500	$262,810

Debt, current portion, net	$—	$9,803
Debt, noncurrent, net	213,500	253,007
Total debt	$213,500	$262,810
(1) Debt issuance costs associated with the term loan facility are recorded net of the debt obligation, and debt issuance costs for the revolving credit facility are recorded in long-term prepaid expense and other assets. As of January 31, 2026 and April 30, 2026, unamortized debt issuance costs for the revolving credit facility were $1.1 million and $1.0 million, respectively, and are included in long-term prepaid expenses and other assets.
The following table summarizes the annual maturities of the principal amount of total debt due as of April 30, 2026:

As of April 30, 2026
Fiscal Year Ending
Fiscal 2027 (remaining nine months)	$7,500
Fiscal 2028	10,000
Fiscal 2029	10,000
Fiscal 2030	236,000
Total	$263,500
The Company had no letters of credit issued under the 2024 Credit Facility and was in compliance with all covenants as of January 31, 2026 and April 30, 2026. As of April 30, 2026, the applicable interest rate was 5.67%. The available borrowing capacity under the 2024 Credit Facility was $186.5 million as of April 30, 2026.
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of April 30, 2026 is as follows:

	Purchase commitments	Financing obligations - leased facility
Fiscal 2027 (remaining nine months)	$65,381	$3,070
Fiscal 2028	79,310	4,363
Fiscal 2029	2,075	4,136
Fiscal 2030	33	—
Fiscal 2031	—	—
Thereafter	—	—
Total	$146,799	$11,569
Residual financing obligations and assets		48,053
Less: amount representing interest		(8,725)
Financing obligations		$50,897
A portion of the associated lease payments are recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company’s financing obligations as of April 30, 2026 was 6.8%.
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
Note 12. Basic and Diluted Net Income per Share
Basic net income per share is computed by dividing net income attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period, net of treasury stock. Diluted net income per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. There is no difference between the basic and diluted net income (loss) per share when there is a net loss because inclusion of potentially issuable shares would be anti-dilutive.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted net income per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2025	2026
Basic net income per share:
Numerator
Net income attributable to nCino, Inc.	$5,562	$13,641
Denominator
Weighted-average common shares outstanding, basic	114,781,654	108,502,547
Basic net income per share attributable to nCino, Inc.	$0.05	$0.13

	Three Months Ended April 30,
	2025	2026
Diluted net income per share:
Numerator
Net income attributable to nCino, Inc.	$5,562	$13,641
Denominator
Weighted-average common shares outstanding, basic	114,781,654	108,502,547
Effect of diluted stock options, unvested RSUs, and shares of common stock issuable under the ESPP	1,797,194	955,925
Weighted-average common shares outstanding, diluted	116,578,848	109,458,472
Diluted net income per share attributable to nCino, Inc.	$0.05	$0.12
The following potential outstanding common stock were excluded from the diluted net income per share computation because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2025	2026
Stock options issued and outstanding	—	11,382
Nonvested RSUs issued and outstanding	2,408,572	4,459,940
Shares issuable pursuant to the ESPP	—	170,645
Note 13. Segment Information
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information on a consolidated basis. The Company brings together people and data to enable financial institutions to enhance strategic decision-making, risk management, and customer satisfaction through the selection of intelligent solutions provided by the nCino Platform. As such, the Company has one operating and reportable segment. The CODM uses consolidated net income in deciding how to make operating decisions, allocate resources, and assess performance, including whether to reinvest profits into the segment or other parts of the entity, such as for acquisitions.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table presents selected financial information that is provided to our CODM:

	Three Months Ended April 30,
	2025	2026
Revenues	$144,137	$159,414
Less:
Adjusted cost of revenues(1)	49,120	50,084
Adjusted sales and marketing expense(2)	25,676	26,884
Adjusted research and development expense(3)	29,136	25,438
Adjusted general and administrative expense(4)	15,375	12,497
Interest income	(417)	(366)
Interest expense	4,450	4,481
Other (income) expense, net(5)	(16,097)	333
Other segment items(6)	26,343	23,392
Income tax provision	4,534	1,680
Net income	$6,017	$14,991
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
(5) Beginning in the first quarter of fiscal 2027, other (income) expense, net in the consolidated statements of operations, adjusted to not exclude intercompany foreign currency exchange gains or losses from the remeasurement of intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity. Prior period amounts were recast to conform to the current presentation.
(6) Other segment items are the adjustments described in the notes above.
Revenues by geographic region were as follows:

	Three Months Ended April 30,
	2025	2026
United States	$112,550	$123,007
United Kingdom	17,923	17,892
Other	13,664	18,515
	$144,137	$159,414
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different from the region of the customer. For the three months ended April 30, 2025 and 2026, only the United Kingdom, in addition to the United States, represented 10% or more of total revenues for the periods presented.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Long-lived assets, which consist of property and equipment, net and operating lease right-of-use (“ROU”) assets, net by geographic region were as follows:

	As of January 31, 2026	As of April 30, 2026

United States	$70,013	$69,186
United Kingdom	16,587	15,956
Other	1,694	1,528
	$88,294	$86,670
Note 14. Subsequent Event
On May 1, 2026, the Company granted 4,288,572 RSUs to the Company’s employees, including executive officers, as part of its ordinary course annual compensation process. The Company expects to recognize stock-based compensation expense of $77.8 million related to the RSUs over a weighted average period of 4 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to “fiscal 2027” refer to the fiscal year ended January 31, 2027.
Overview
As employees at financial institutions do their daily work and serve their clients, they often face inefficiencies from disparate systems, broken workflows, manual processes, and the inability to utilize their data effectively. This negatively impacts risk management, decision making, and the experiences of bankers and their clients. Financial Institutions (“FIs”) need a unified platform that helps them reengineer every experience, from managing complex credit portfolios to streamlining account onboarding and loan origination.
nCino helps FIs of all sizes optimize their operations by embedding banking intelligence directly into the tools FI employees already use. nCino's data foundation, which was developed from the workflows, decisions, and outcomes of FIs, enables our platform to deliver AI-driven capabilities across our solutions. With the nCino Platform, FIs can:
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
Over the years, we've built and enhanced our products to ensure innovation and seamless integration across key solution lines of commercial, small business, and consumer banking, including mortgage. We have strategically built and acquired technology, including SimpleNexus, DocFox, FullCircl, ILT, Visible Equity, FinSuite, and Sandbox Banking, to significantly augment the capabilities of the nCino Platform for mortgage lending, onboarding, account opening, indirect auto lending, and advanced analytics and AI. This approach has allowed us to create a unified platform of best-in-class intelligent solutions, underpinned by our rich data foundation, enabling FIs to replace multiple legacy systems, connect their operations, and streamline workflows and processes across various business lines to achieve desired impacts and process improvements.
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

We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of April 30, 2026, we had 182 sales and sales support personnel in the U.S. and 125 sales and support personnel in offices outside the U.S.
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
Current Events
On March 30, 2026, the Company entered into an Incremental Facility Amendment (the “First Amendment”) to the 2024 Credit Agreement. Pursuant to the First Amendment, the Lenders provided to nCino OpCo, Inc. (the “Borrower”) a senior secured incremental term loan of $200.0 million (the “Term Loan”), which matures on October 28, 2029. The Term Loan requires scheduled quarterly principal payments of $2.5 million, with the remaining balance due at maturity. The Term Loan may be voluntarily prepaid at any time without penalty; however, any repaid amounts may not be reborrowed. The interest rate terms, guarantee structure, collateral provisions, and financial covenants applicable to the Term Loan are consistent with those governing the 2024 Credit Facility. The proceeds were used to reduce a portion of the outstanding balance on our revolving credit facility and to finance an accelerated share repurchase program discussed below. See Note 10 “Debt” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
On March 31, 2026, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, N.A., authorized by the Board of Directors, for $100.0 million. The initial delivery of shares for the full purchase price of $100.0 million represented approximately 80% of the total shares to be repurchased. The final number of shares to be repurchased will be determined generally by the volume-weighted average price of nCino's common stock during the term of the transaction, less a discount and subject to adjustments. Final settlement is expected to occur in the second quarter of fiscal 2027. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
For the three months ended April 30, 2025 and 2026, our total revenues were $144.1 million and $159.4 million, respectively, representing a 10.6% increase. For the three months ended April 30, 2025 and 2026, our subscription revenues were $125.6 million and $140.9 million, respectively, representing a 12.2% increase. We recorded net income attributable to nCino, Inc. of $13.6 million for the three months ended April 30, 2026, compared to a net income attributable to nCino, Inc. of $5.6 million for the three months ended April 30, 2025.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. Our ability to successfully implement our asset-based pricing model, which we began implementing in fiscal 2025, and our success in implementing AI capabilities in ways that our customers perceive as adding value, will also be key drivers. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 22.8% of total revenues for the three months ended April 30, 2026. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and sustain profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for three months ended April 30, 2025 and 2026 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended April 30,
	2025	2026
($ in thousands)
Revenues:
Subscription revenues	$125,588	$140,929
Professional services and other revenues	18,549	18,485
Total revenues	144,137	159,414
Cost of revenues:
Cost of subscription revenues	36,125	39,244
Cost of professional services and other revenues	21,570	19,232
Total cost of revenues	57,695	58,476
Gross profit	86,442	100,938
Operating expenses:
Sales and marketing	32,971	33,725
Research and development	33,341	28,865
General and administrative	21,643	17,229
Total operating expenses	87,955	79,819
Income (loss) from operations	(1,513)	21,119
Non-operating income (expense):
Interest income	417	366
Interest expense	(4,450)	(4,481)
Other income (expense), net	16,097	(333)
Income before income taxes	10,551	16,671
Income tax provision	4,534	1,680
Net income	6,017	14,991
Net income attributable to redeemable non-controlling interest	76	647
Adjustment attributable to redeemable non-controlling interest	379	703
Net income attributable to nCino, Inc.	$5,562	$13,641

The Company recognized stock-based compensation expense as follows:

	Three Months Ended April 30,
($ in thousands)	2025	2026
Cost of subscription revenues	$664	$655
Cost of professional services and other revenues	2,754	2,624
Sales and marketing	2,928	3,161
Research and development	4,115	3,069
General and administrative	5,353	4,395
Total stock-based compensation expense	$15,814	$13,904
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended April 30,
($ in thousands)	2025	2026
Cost of subscription revenues	$5,075	$5,113
Cost of professional services and other revenues	82	—
Sales and marketing	4,032	3,680
Total amortization expense	$9,189	$8,793

	Three Months Ended April 30,
	2025	2026
Revenues:
Subscription revenues	87.1%	88.4%
Professional services and other revenues	12.9	11.6
Total revenues	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	28.8	27.8
Cost of professional services and other revenues	116.3	104.0
Total cost of revenues	40.0	36.7
Gross profit	60.0	63.3
Operating expenses:
Sales and marketing	22.9	21.2
Research and development	23.1	18.1
General and administrative	15.0	10.8
Total operating expenses	61.0	50.1
Income (loss) from operations	(1.0)	13.2
Non-operating income (expense):
Interest income	0.3	0.2
Interest expense	(3.1)	(2.8)
Other income (expense), net	11.2	(0.2)
Income before income taxes	7.4	10.4
Income tax provision	3.1	1.1
Net income	4.3%	9.3%

Comparison of the Three Months Ended April 30, 2025 and 2026
Revenues

	Three Months Ended April 30,
($ in thousands)	2025		2026
Revenues:
Subscription revenues	$125,588	87.1%	$140,929	88.4%
Professional services and other revenues	18,549	12.9	18,485	11.6
Total revenues	$144,137	100.0%	$159,414	100.0%
Subscription Revenues
Subscription revenues increased $15.3 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period, and growth from existing customers within and across lines of business. Of the increase, 72.6% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions, and 27.4% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended April 30, 2025. Subscription revenues were 88.4% of total revenues for the three months ended April 30, 2026 compared to 87.1% of total revenues for the three months ended April 30, 2025, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues were essentially flat for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily attributable to the mix of solutions being implemented.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
($ in thousands)	2025		2026
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$36,125	28.8%	$39,244	27.8%
Cost of professional services and other revenues	21,570	116.3	19,232	104.0
Total cost of revenues	$57,695	40.0	$58,476	36.7
Gross profit	$86,442	60.0%	$100,938	63.3%
Cost of Subscription Revenues
Cost of subscription revenues increased $3.1 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, generating a gross margin for subscription revenues of 71.2% and 72.2% for the three months ended April 30, 2025 and 2026, respectively.
The increase primarily consisted of:
• $2.1 million increase in costs related to Salesforce user fees as we continued to add new customers and sell additional functionality to existing customers, and
•a $1.1 million increase in third party data costs.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues decreased $2.3 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, generating a gross margin for professional services and other revenues of (16.3)% and (4.0)% for the three months ended April 30, 2025 and 2026, respectively. The increase in our professional services and other gross margin for the three months ended April 30, 2026 was primarily attributable to a decrease in headcount, coupled with higher effective billing and utilization rates.
The decrease primarily consisted of:
• $1.9 million decrease in personnel costs and
•a $0.4 million decrease for third-party costs of professional services.
Operating Expenses

	Three Months Ended April 30,
($ in thousands)	2025		2026
Operating expenses:
Sales and marketing	$32,971	22.9%	$33,725	21.2%
Research and development	33,341	23.1	28,865	18.1
General and administrative	21,643	15.0	17,229	10.8
Total operating expenses	87,955	61.0	79,819	50.1
Income (loss) from operations	$(1,513)	(1.0)%	$21,119	13.2%
Sales and Marketing
Sales and marketing expenses increased $0.8 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily attributable to:
•$0.5 million increase in personnel costs, primarily driven by increased commission expense, and
•a $0.2 million increase in stock-based compensation expense.
Sales and marketing headcount decreased by 18 from April 30, 2025 to April 30, 2026, primarily attributable to our workforce reduction in the second quarter of fiscal 2026.
Research and Development
Research and development expenses decreased $4.5 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily attributable to:
• a $4.0 million decrease in personnel costs due to lower costs from reduced headcount,
•a $1.0 million decrease in stock-based compensation expense,
•partially offset by a $0.4 million increase in allocated overhead primarily attributable to internal investments in AI technology.
Research and development headcount decreased by 92 from April 30, 2025 to April 30, 2026, primarily attributable to our workforce reduction in the second quarter of fiscal 2026.
General and Administrative
General and administrative expenses decreased $4.4 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily attributable to a:
•$1.3 million decrease in third-party professional fees, mostly attributable to a decrease in transaction-related expenses and professional fees,
•$1.1 million decrease in allocated overhead and other general and administrative costs, partially offset by a $0.2 million increase in the fair value of contingent consideration,

•$1.0 million decrease in personnel costs due to lower costs from reduced headcount, and
•a $1.0 million decrease in stock-based compensation expense.
General and administrative headcount decreased by 19 from April 30, 2025 to April 30, 2026, primarily attributable to our workforce reduction in the second quarter of fiscal 2026.
Non-Operating Income (Expense)

	Three Months Ended April 30,
($ in thousands)	2025		2026
Interest income	$417	0.3%	$366	0.2%
Interest expense	(4,450)	(3.1)	(4,481)	(2.8)
Other income (expense), net	16,097	11.2	(333)	(0.2)
Interest income decreased $0.1 million for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily attributable to balance and rate fluctuations of our accounts earning interest. Interest expense was flat for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The decrease of $16.4 million in other income (expense), net for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, was primarily attributable to the settlement of certain intercompany loans and transactions in fiscal 2026 that were denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Three Months Ended April 30,
($ in thousands)	2025		2026
Income tax provision	$4,534	3.1%	$1,680	1.1%
Income tax provision was $4.5 million for the three months ended April 30, 2025, compared to a provision of $1.7 million for the three months ended April 30, 2026, and resulted in an effective tax rate of 43.0% and 10.1%, respectively. The change in the effective tax rate for the three months ended April 30, 2025 compared to the effective tax rate for the three months ended April 30, 2026 was primarily due to changes in our valuation allowance and profitability.
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
Transaction-Related Expenses. nCino excludes expenses related to mergers and acquisitions or divestitures as they limit comparability of operating results with prior periods. Transaction-related expenses include but are not limited to, costs incurred from third-party professional services firms, change in fair value of contingent consideration, and one-time integration activities. We believe these costs are non-recurring in nature and outside the ordinary course of business.
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
The following table reconciles non-GAAP operating income to GAAP income (loss) from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP:

	Three Months Ended April 30,
($ in thousands)	2025	2026
GAAP income (loss) from operations	$(1,513)	$21,119
Adjustments
Amortization of intangible assets	9,189	8,793
Stock-based compensation expense	15,814	13,904
Transaction-related expenses	1,340	695
Total adjustments	26,343	23,392
Non-GAAP operating income	$24,830	$44,511
Liquidity and Capital Resources
As of April 30, 2026, we had $102.8 million in cash and cash equivalents. We have a history of losses, and while we have achieved profitability in certain periods, our accumulated deficit is $361.4 million as of April 30, 2026. Our historical net losses have been driven by our investments in developing the nCino Platform and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.

To date, we have funded our capital needs through operating cash flows, issuances of common stock including our initial public offering in July 2020, our revolving credit facility and term loan. To further our operational initiatives, in March 2026, we entered into an amendment to the 2024 Credit Agreement for an incremental term loan of $200.0 million. The proceeds were used to reduce a portion of the outstanding balance on our revolving credit facility and to finance an accelerated share repurchase program discussed below. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings.
The 2024 Credit Agreement matures on October 28, 2029. We are currently in compliance with all covenants, had used borrowing capacity of $63.5 million under our $250.0 million revolving credit facility, and had no letters of credit issued as of April 30, 2026. See Note 10 “Debt” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Stock Repurchase Programs
In March 2025, our Board of Directors authorized the March 2025 Stock Repurchase Program of up to $100.0 million of our outstanding common stock which was completed in the third quarter of fiscal 2026.
In December 2025, our Board of Directors authorized the December 2025 Stock Repurchase Program of up to $100.0 million of our outstanding common stock.
In March 2026, our Board of Directors authorized the March 2026 Stock Repurchase Program to be completed under an accelerated share repurchase program of up to $100.0 million of our outstanding common stock.
During the three months ended April 30, 2026, we repurchased 6.1 million shares of our outstanding common stock for $110.5 million (inclusive of $16.9 million in treasury stock not yet settled) under the December 2025 Stock Repurchase Program and the March 2026 Stock Repurchase Program. As of April 30, 2026, $65.0 million remained available for future repurchases under the December 2025 Stock Repurchase Program. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2026 and April 30, 2026, the redeemable non-controlling interest was $12.7 million and $14.1 million, respectively.

Cash Flows
Summary Cash Flow information for the three months ended April 30, 2025 and 2026 are set forth below:

	Three Months Ended April 30,
($ in thousands)	2025	2026
Net cash provided by operating activities	$54,320	$81,405
Net cash used in investing activities	(48,297)	(614)
Net cash provided by (used in) financing activities	2,250	(65,885)
Net Cash Provided by Operating Activities
The $81.4 million provided by operating activities in the three months ended April 30, 2026 reflects our net income of $15.0 million, $30.2 million in net non-cash charges, and $36.3 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, change in fair value of contingent consideration, foreign currency losses related to remeasurement of intercompany loans and transactions, deferred income taxes, and amortization of debt issuance costs, partially offset by recovery of bad debt. Cash generated by working capital accounts was principally a function of a $41.2 million decrease in accounts receivable due to the timing of billings and collections from customers, a $14.9 million increase in deferred revenue due to the timing of billings and revenue recognition, and a $1.2 million increase in accounts payable. The cash generated by working capital accounts was partially offset by a $15.3 million decrease in accrued expenses and other liabilities primarily due to the payment of bonuses and commissions, an increase of $3.4 million of capitalized costs to obtain revenue contracts, a $1.4 million increase in prepaid expenses, and a $1.0 million decrease in operating lease liabilities.
The $54.3 million provided by operating activities in the three months ended April 30, 2025 reflects our net income of $6.0 million, $19.1 million in net non-cash charges and $29.2 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, deferred income taxes, non-cash operating lease costs, provision for bad debt, and change in fair value of contingent consideration, partially offset by deferred income taxes and foreign currency gains related to remeasurement of intercompany loans and transactions and gains on investments. Cash generated by working capital accounts was principally a function of a $45.7 million decrease in accounts receivable due to the timings of billings and collections from customers, $5.2 million increase in deferred revenue, due to the timing of billings and revenue recognition, and a $0.5 million increase in accounts payable. The cash generated by working capital accounts was partially offset by a $15.8 million decrease in accrued expenses and other liabilities primarily due to the payout of bonuses and commission, an increase of $3.2 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, and a $1.5 million increase in prepaid expenses and other assets and a $1.3 million decrease in operating lease liabilities.
Net Cash Used in Investing Activities
The $0.6 million used in investing activities in the three months ended April 30, 2026 was comprised of $0.6 million for the purchase of property and equipment and leasehold improvements. The $48.3 million used in investing activities in the three months ended April 30, 2025 was comprised of $50.3 million used for the acquisition of Sandbox Banking and $1.7 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business. The cash used in investing activities was partially offset by proceeds from the sale of an investment of $3.7 million.
Net Cash Provided by (Used in) Financing Activities
The $65.9 million used in financing activities in the three months ended April 30, 2026 was comprised principally of payments of $150.0 million on our credit facility, repurchases of our common stock of $110.1 million, payment of contingent consideration of $5.3 million, and principal payments of $0.3 million on financing obligations. The cash used in financing activities was offset by $199.3 million proceeds from borrowings on our term loan, net of debt issuance costs to pay down a portion of our revolving credit facility and make repurchases of our common stock under stock repurchase programs, and $0.5 million of proceeds from the exercise of stock options. The $2.3 million provided by financing activities in the three months ended April 30, 2025 was comprised principally of $102.5 million proceeds from borrowings on our credit facility, to fund the acquisition of Sandbox Banking and to make repurchases of our common stock under the stock repurchase program, and $0.7 million of proceeds from the exercise of stock options. The cash provided by financing activities was offset by payments of

$60.0 million on our credit facility, repurchases of our common stock of $40.6 million, and principal payments of $0.4 million on financing obligations.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes, acquisition liabilities, the 2024 Credit Facility, and the Term Loan. See Note 6 “Business Combinations,” Note 9 “Leases,” Note 10 “Debt,” and Note 11 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026.
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
Interest Rate Risk
At April 30, 2026, we had cash, cash equivalents and restricted cash of $103.1 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
At April 30, 2026, we had outstanding principal debt of $263.5 million. Borrowings bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step ups based on certain leverage ratios. We are exposed to increased interest rate risk as we make draws. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 10 “Debt” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of Accumulated other comprehensive income within stockholders’ equity. Gains or losses due to transactions in foreign currencies, the majority of which is due to the remeasurement of intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity, are included in Other income (expense), net in our unaudited condensed consolidated statements of operations. To help mitigate the risk going forward, we settled a majority of our intercompany loans during fiscal 2026. Our customers outside of the U.S. typically pay us in local currency. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
At April 30, 2026, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $4.7 million on our cash, cash equivalents and restricted cash at April 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at April 30, 2026, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at April 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There are no material changes to the risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026 under the heading “Risk Factors.” You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operation. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes the stock repurchase activity for the three months ended April 30, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2026 to February 28, 2026	—	$—	—	$75,002
March 1, 2026 to March 31, 2026	—	—	—	75,002
April 1, 2026 to April 30, 2026	6,124,046	15.20	6,124,046	65,002
Total	6,124,046		6,124,046
(1) In December 2025, our Board of Directors authorized, and on December 8, 2025, the Company announced a stock repurchase program of up to $100.0 million of our outstanding common stock. In March 2026, our Board of Directors authorized, and on March 31, 2026, the Company entered into an ASR agreement with Wells Fargo Bank, N.A, for $100.0 million of our outstanding common stock. Upon payment of the aggregate purchase price of $100.0 million, we received initial delivery of 5,547,850 shares of our common stock at an initial price of $14.98 per share, representing approximately 80% of the aggregate purchase price. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2) The average price per share excludes transaction costs and excise tax associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended April 30, 2026, the following Section 16 officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:
On April 8, 2026, William Ruh, Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 185,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 8, 2027, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 20, 2025
3.2	Amended and Restated Bylaws	8-K	001-41211	3.1	November 29, 2022
10.1	Incremental Facility Amendment by and among nCino, Inc., nCino OpCo, Inc., certain subsidiaries of nCino, Inc. as guarantors and Bank of America, N.A., dated March 30, 2026	8-K	001-41211	10.1	March 31, 2026
10.2	Accelerated share repurchase agreement (the “ASR Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), dated March 31, 2026					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: May 27, 2026	By:	/s/ Sean Desmond
Sean Desmond
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2026	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)