Form 10-Q
period 2026-07-31
nCino, Inc.
filed 2026-08-25
CIK 1902733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,736,174 shares of common stock, net of treasury stock, $0.0005 par value per share, as of August 20, 2026.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2026	July 31, 2026
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $3,421 and $6,232 at January 31, 2026 and July 31, 2026, respectively)	$88,374	$83,290
Accounts receivable, less allowances of $2,825 and $1,922 at January 31, 2026 and July 31, 2026, respectively	166,540	122,365
Costs capitalized to obtain revenue contracts, current portion, net	17,211	16,935
Prepaid expenses and other current assets	21,378	20,311
Total current assets	293,503	242,901
Property and equipment, net	75,607	73,636
Operating lease right-of-use assets, net	12,687	11,627
Costs capitalized to obtain revenue contracts, noncurrent, net	30,735	29,870
Goodwill	1,077,947	1,075,770
Intangible assets, net	135,658	117,392
Investments	7,262	7,262
Long-term prepaid expenses and other assets	14,707	13,295
Total assets	$1,648,106	$1,571,753
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$14,521	$14,840
Accrued expenses and other current liabilities	64,372	39,215
Deferred revenue, current portion	210,552	218,810
Debt, current portion, net	—	9,803
Financing obligations, current portion	818	393
Operating lease liabilities, current portion	4,229	3,695
Total current liabilities	294,492	286,756
Operating lease liabilities, noncurrent	9,748	9,001
Deferred income taxes, noncurrent	7,020	8,014
Deferred revenue, noncurrent	170	3,106
Debt, noncurrent, net	213,500	265,557
Financing obligations, noncurrent	50,400	50,178
Other long-term liabilities	4,124	3,905
Total liabilities	579,454	626,517
Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 2)	12,737	15,404
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding at January 31, 2026 and July 31, 2026	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized at January 31, 2026 and July 31, 2026; 118,868,921 and 120,921,732 shares issued; 113,904,867 and 105,129,104 outstanding at January 31, 2026 and July 31, 2026, respectively	59	60
Treasury stock, at cost; 4,964,054 and 15,792,628 shares at January 31, 2026 and July 31, 2026, respectively	(125,600)	(301,916)
Additional paid-in capital	1,550,187	1,584,093
Accumulated other comprehensive income	7,042	3,340
Accumulated deficit	(375,773)	(355,745)
Total stockholders’ equity	1,055,915	929,832
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$1,648,106	$1,571,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Revenues
Subscription	$130,752	$143,462	$256,340	$284,391
Professional services and other	18,063	17,539	36,612	36,024
Total revenues	148,815	161,001	292,952	320,415
Cost of revenues
Subscription	37,992	39,927	74,117	79,171
Professional services and other	22,698	20,303	44,268	39,535
Total cost of revenues	60,690	60,230	118,385	118,706
Gross profit	88,125	100,771	174,567	201,709
Operating expenses
Sales and marketing	37,265	36,948	70,236	70,673
Research and development	34,667	31,030	68,008	59,895
General and administrative	25,489	19,179	47,132	36,408
Total operating expenses	97,421	87,157	185,376	166,976
Income (loss) from operations	(9,296)	13,614	(10,809)	34,733
Non-operating income (expense)
Interest income	513	274	930	640
Interest expense	(4,444)	(5,214)	(8,894)	(9,695)
Other income (expense), net	717	(750)	16,814	(1,083)
Income (loss) before income taxes	(12,510)	7,924	(1,959)	24,595
Income tax provision	1,209	1,526	5,743	3,206
Net income (loss)	(13,719)	6,398	(7,702)	21,389
Net income (loss) attributable to redeemable non-controlling interest (Note 2)	(74)	714	2	1,361
Adjustment attributable to redeemable non-controlling interest (Note 2)	1,612	603	1,991	1,306
Net income (loss) attributable to nCino, Inc.	$(15,257)	$5,081	$(9,695)	$18,722
Net income (loss) per share attributable to nCino, Inc.:
Basic	$(0.13)	$0.05	$(0.08)	$0.18
Diluted	$(0.13)	$0.05	$(0.08)	$0.18
Weighted average number of common shares outstanding:
Basic	115,256,497	104,885,480	114,657,339	104,350,762
Diluted	115,256,497	105,361,192	114,657,339	105,066,581
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Net income (loss)	$(13,719)	$6,398	$(7,702)	$21,389
Other comprehensive loss:
Foreign currency translation	(1,661)	(676)	(303)	(3,702)
Other comprehensive loss	(1,661)	(676)	(303)	(3,702)
Comprehensive income (loss)	(15,380)	5,722	(8,005)	17,687
Less comprehensive income (loss) attributable to redeemable non-controlling interest:
Net income (loss) attributable to redeemable non-controlling interest	(74)	714	2	1,361
Foreign currency translation attributable to redeemable non-controlling interest	11	—	(6)	—
Comprehensive income (loss) attributable to redeemable non-controlling interest	(63)	714	(4)	1,361
Comprehensive income (loss) attributable to nCino, Inc.	$(15,317)	$5,008	$(8,001)	$16,326
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, April 30, 2025	117,069,731	$59	1,829,113	$(40,588)	$1,490,590	$1,551	$(379,394)	$1,072,218
Exercise of stock options	74,900	—	—	—	546	—	—	546
Stock issuance upon vesting of restricted stock units	770,214	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	102,856	—	—	—	2,444	—	—	2,444
Common stock repurchases under share repurchase program	—	—	743,669	(20,010)	—	—	—	(20,010)
Stock-based compensation	—	—	—	—	18,549	—	—	18,549
Other comprehensive loss	—	—	—	—	—	(1,672)	—	(1,672)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(1,612)	—	(13,645)	(15,257)
Balance, July 31, 2025	118,017,701	$59	2,572,782	$(60,598)	$1,510,517	$(121)	$(393,039)	$1,056,818

	Three Months Ended July 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, April 30, 2026	119,882,698	$60	11,088,100	$(219,255)	$1,546,967	$4,016	$(361,429)	$970,359
Exercise of stock options	79,668	—	—	—	689	—	—	689
Stock issuance upon vesting of restricted stock units	805,038	—	—	—	—	—	—	—
Stock issuance under the employee stock purchase plan	154,328	—	—	—	2,145	—	—	2,145
Common stock repurchases under stock repurchase programs	—	—	4,704,528	(82,661)	16,893	—	—	(65,768)
Stock-based compensation	—	—	—	—	18,002	—	—	18,002
Other comprehensive loss	—	—	—	—	—	(676)	—	(676)
Net income attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(603)	—	5,684	5,081
Balance, July 31, 2026	120,921,732	$60	15,792,628	$(301,916)	$1,584,093	$3,340	$(355,745)	$929,832
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2025	115,996,852	$58	—	$—	$1,474,413	$176	$(385,335)	$1,089,312
Exercise of stock options	247,346	—	—	—	1,294	—	—	1,294
Stock issuance upon vesting of restricted stock units	1,670,647	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	102,856	—	—	—	2,444	—	—	2,444
Common stock repurchases under share repurchase program	—	—	2,572,782	(60,598)	—	—	—	(60,598)
Stock-based compensation	—	—	—	—	34,358	—	—	34,358
Other comprehensive loss	—	—	—	—	—	(297)	—	(297)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(1,991)	—	(7,704)	(9,695)
Balance, July 31, 2025	118,017,701	$59	2,572,782	$(60,598)	$1,510,517	$(121)	$(393,039)	$1,056,818

	Six Months Ended July 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2026	118,868,921	$59	4,964,054	$(125,600)	$1,550,187	$7,042	$(375,773)	$1,055,915
Exercise of stock options	147,225	—	—	—	1,162	—	—	1,162
Stock issuance upon vesting of restricted stock units	1,751,258	1	—	—	(1)	—	—	—
Stock issuance under the employee stock purchase plan	154,328	—	—	—	2,145	—	—	2,145
Common stock repurchases under stock repurchase programs	—	—	10,828,574	(176,316)	—	—	—	(176,316)
Stock-based compensation	—	—	—	—	31,906	—	—	31,906
Other comprehensive loss	—	—	—	—	—	(3,702)	—	(3,702)
Net income attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(1,306)	—	20,028	18,722
Balance, July 31, 2026	120,921,732	$60	15,792,628	$(301,916)	$1,584,093	$3,340	$(355,745)	$929,832
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2025	2026
Cash flows from operating activities
Net income (loss) attributable to nCino, Inc.	$(9,695)	$18,722
Net income and adjustment attributable to redeemable non-controlling interest	1,993	2,667
Net income (loss)	(7,702)	21,389
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,407	20,139
Non-cash operating lease costs	2,273	1,818
Amortization of costs capitalized to obtain revenue contracts	7,230	9,276
Amortization of debt issuance costs	144	209
Stock-based compensation	34,430	31,906
Change in fair value of contingent consideration	300	300
Deferred income taxes	4,003	1,329
Provision for bad debt	153	193
Net foreign currency losses (gains)	(14,018)	238
Gains on investments	(1,652)	—
Loss on disposal of long-lived assets	463	91
Change in operating assets and liabilities:
Accounts receivable	51,837	42,920
Costs capitalized to obtain revenue contracts	(6,639)	(8,357)
Prepaid expenses and other assets	1,629	1,600
Accounts payable	660	336
Accrued expenses and other liabilities	(16,368)	(17,942)
Deferred revenue	(3,411)	11,996
Operating lease liabilities	(2,606)	(2,019)
Other long term liabilities	(77)	182
Net cash provided by operating activities	72,056	115,604
Cash flows from investing activities
Acquisition of business, net of cash acquired	(50,263)	—
Purchases of property and equipment	(6,866)	(809)
Sale of investment	3,684	—
Net cash used in investing activities	(53,445)	(809)
Cash flows from financing activities
Repurchases of common stock	(60,598)	(175,659)
Proceeds from borrowings on revolving credit facility	102,500	15,000
Payments on revolving credit facility	(65,000)	(150,000)
Proceeds from term loan, net of debt issuance costs	—	199,294
Payments on term loan	—	(2,500)
Exercise of stock options	1,294	1,162
Stock issuance under the employee stock purchase plan	2,444	2,145
Principal payments on financing obligations	(824)	(647)
Payment of contingent consideration	—	(8,100)
Net cash used in financing activities	(20,184)	(119,305)
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	3,529	(571)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,956	(5,081)
Cash, cash equivalents, and restricted cash, beginning of period	121,267	88,685
Cash, cash equivalents, and restricted cash, end of period	$123,223	$83,604
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2025	2026
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$122,935	$83,290
Restricted cash included in prepaid expenses and other current assets	132	314
Restricted cash included in long-term prepaid expenses and other assets	156	—
Total cash, cash equivalents, and restricted cash, end of period	$123,223	$83,604

Supplemental disclosure of cash flow information
Cash paid for interest	$8,257	$9,241
Cash paid for taxes, net of refunds	2,360	3,207
Supplemental disclosure of noncash investing and financing activities
Fair value of contingent consideration in connection with business acquisition in accrued expenses and other current liabilities	$8,100	$—
Measurement period adjustments relating to business acquisitions	10,413	147
Noncash consideration in connection with business acquisition for settlement of a preexisting contract	1,354	—
Excise tax on repurchases of common stock	—	1,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Summary of Business and Significant Accounting Policies
Description of Business: nCino, Inc., together with its subsidiaries (collectively the “Company”), is a cloud banking company that provides software solutions to financial institutions (“FIs”) to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina, and has various locations in the U.S., North America, Europe, Asia-Pacific and South Africa.
Fiscal Year End: The Company’s fiscal year ends on January 31. References to fiscal year 2027, for example, refer to the fiscal year ending January 31, 2027.
Principles of Consolidation and Basis of Presentation: The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2027 or any future period.
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a VIE. nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investments, the Company has not provided financial or other support to nCino K.K., which it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the unaudited condensed consolidated balance sheets. See Note 2 “Variable Interest Entity and Redeemable Non-Controlling Interest” for additional information regarding the Company’s variable interest.
Redeemable Non-Controlling Interest: Redeemable non-controlling interest relates to minority investors of nCino K.K. An agreement with the minority investors of nCino K.K. contains redemption features whereby the interest held by the minority investors is redeemable either at the option of (i) the minority investors, or (ii) the Company, both beginning on the eighth anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in capital. These interests are presented on the unaudited condensed consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”

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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents exceeded federally insured limits at January 31, 2026 and July 31, 2026. The Company maintains its cash, cash equivalents, and restricted cash with high-credit-quality financial institutions.
As of both January 31, 2026 and July 31, 2026, no individual customer represented more than 10% of accounts receivable. For the three and six months ended July 31, 2025 and 2026, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash consists of deposits held as collateral for the Company’s bank guarantees issued in place of security deposits for certain property leases at January 31, 2026 and July 31, 2026. Restricted cash is included in prepaid expenses and other current assets and long-term prepaid expenses and other assets in the unaudited condensed consolidated balance sheets at January 31, 2026 and in prepaid expenses and other current assets at July 31, 2026.
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
A summary of activity in the allowance for doubtful accounts and reserve for expected credit losses is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Balance, beginning of period	$1,269	$2,739	$1,229	$2,825
Charged to (recovery of) bad debt expense	(49)	247	153	193
Charged to deferred revenue	—	12	20	—
Write-offs and other	28	(1,069)	(156)	(1,069)
Translation adjustments	—	(7)	2	(27)
Balance, end of period	$1,248	$1,922	$1,248	$1,922
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
Foreign currency transaction gains and losses due to transactions denominated in a currency other than the functional currency are included in Other income (expense), net in the unaudited condensed consolidated statements of operations and were $0.7 million and $(0.8) million for the three months ended July 31, 2025 and 2026, respectively, and $15.1 million and $(1.1) million for the six months ended July 31, 2025 and 2026, respectively, primarily related to intercompany loans and transactions.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the required interim disclosures and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with the option to apply the guidance prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
Note 2. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K., which is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. In October 2023, the Company made a further investment in nCino K.K. of $1.0 million that, including additional investments in nCino K.K. of $1.0 million by existing third-party investors in October 2023, maintained the Company’s ownership of 51%. As of July 31, 2026, the Company controls a majority of the outstanding common stock in nCino K.K.

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
The following table summarizes the activity in the redeemable non-controlling interests for the periods indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Balance, beginning of period	$8,729	$14,087	$8,286	$12,737
Net income (loss) attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(74)	714	2	1,361
Foreign currency translation	11	—	(6)	—
Adjustment to redeemable non-controlling interest	1,612	603	1,991	1,306
Stock-based compensation expense(1)	67	—	72	—
Balance, end of period	$10,345	$15,404	$10,345	$15,404
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of January 31, 2026 and July 31, 2026 because of the relatively short duration of these instruments.
The carrying amount of our term loan and any outstanding borrowings on the Company’s revolving credit facility approximates fair value due to the variable interest rates of the debt.
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2026 and July 31, 2026 and indicates the fair value hierarchy of the valuation:

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of January 31, 2026
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$10,588	$—	$—
Time deposits (included in prepaid expenses and other current assets)	142	—	—
Time deposits (included in long-term prepaid expenses and other assets)	169	—	—
Total assets	$10,899	$—	$—
Liabilities:
Contingent consideration (included in accrued expenses and other current liabilities)	$—	$—	$9,700
Total liabilities	$—	$—	$9,700

	Fair value measurements on a recurring basis as of July 31, 2026
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$23,746	$—	$—
Time deposits (included in prepaid expenses and other current assets)	314	—	—
Total assets	$24,060	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets for identical assets.
The following table summarizes the change in fair value of the contingent consideration with significant unobservable inputs:

	Six Months Ended July 31,
	2025	2026
Balance, beginning of period	$—	$9,700
Contingent consideration in connection with business acquisition	8,100	—
Changes in fair value	300	300
Payment of contingent consideration	—	(10,000)
Balance, end of period	$8,400	$—
The contingent consideration consists of the potential earn-out payment related to the Company’s acquisition of Alphapack, Co. dba Sandbox Banking (“Sandbox Banking”) on February 7, 2025, and has a maximum potential payment of $10.0 million. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. This contingent liability was classified as Level 3 within the fair value hierarchy. Changes in fair values of contingent consideration are recognized in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations. Payments based on the achievement of the performance targets were made during the first half of fiscal 2027.
There were no transfers between levels of the fair value hierarchy during the three and six months ended July 31, 2025 and 2026.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company’s assets measured at fair value on a non-recurring basis include the investments accounted for under the measurement alternative. Unrealized gains as a result of an observable price change were $0.5 million and $0.0 million for

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
the six months ended July 31, 2025 and 2026, respectively. Cumulative unrealized gains were $0.7 million for investments accounted for under the measurement alternative as of July 31, 2026. There was no impairment recognized for the three and six months ended July 31, 2025 and 2026. Realized gains from the sale of an investment reflect the difference between the sales proceeds and the carrying value of the investment at the beginning of the period or the purchase date, if later. Realized gains were $1.2 million and $0.0 million for the six months ended July 31, 2025 and 2026, respectively.
Note 4. Revenues
Disaggregation of Revenue
Disaggregated revenues by source and geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
United States
Subscription - non-mortgage	$82,483	$91,926	$163,238	$181,889
Subscription - mortgage	20,854	20,648	39,823	40,355
Professional services and other	11,970	12,036	24,796	25,373
Total United States Revenue	115,307	124,610	227,857	247,617
International
Subscription	27,415	30,888	53,279	62,147
Professional services and other	6,093	5,503	11,816	10,651
Total International Revenue	33,508	36,391	65,095	72,798
Total Revenue	$148,815	$161,001	$292,952	$320,415
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different from the region of the customer.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, are as follows as of January 31, 2026 and July 31, 2026:

	As of January 31, 2026	As of July 31, 2026
Trade accounts receivable	$139,729	$102,441
Unbilled accounts receivable	28,131	19,933
Allowance for doubtful accounts	(2,825)	(1,922)
Other accounts receivable	1,505	1,913
Total accounts receivable, net	$166,540	$122,365
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the six months ended July 31, 2026, $170.2 million of revenues were recognized out of the deferred revenue balance as of January 31, 2026.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Remaining performance obligations were $1.4 billion as of July 31, 2026. The Company expects to recognize approximately 65% of its remaining performance obligations as revenues in the next 24 months, approximately 29% more in the following 25 to 48 months, and the remainder thereafter.
Note 5. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31, 2026	As of July 31, 2026
Prepaid expenses	$19,246	$16,335
Other current assets	2,132	3,976
Prepaid expenses and other current assets	$21,378	$20,311
Property and equipment, net
Property and equipment, net consisted of the following:

	As of January 31, 2026	As of July 31, 2026
Furniture and fixtures	$11,862	$11,268
Computers and equipment	6,646	6,864
Buildings and land	56,379	56,379
Leasehold improvements	30,536	30,261
Total property and equipment, gross	105,423	104,772
Less: accumulated depreciation	(29,816)	(31,136)
Total property and equipment, net	$75,607	$73,636
The Company recognized depreciation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Cost of subscription revenues	$118	$87	$226	$179
Cost of professional services and other revenues	339	302	684	611
Sales and marketing	306	308	616	615
Research and development	518	436	1,090	877
General and administrative	180	142	361	283
Total depreciation expense	$1,461	$1,275	$2,977	$2,565

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31, 2026	As of July 31, 2026
Accrued compensation and benefits	$24,797	$11,213
Accrued expenses	15,567	13,233
Purchase consideration deferred payment	14,308	14,769
Contingent consideration liability	9,700	—
Accrued expenses and other current liabilities	$64,372	$39,215
Note 6. Business Combinations
Sandbox Banking
On February 7, 2025 (the “Sandbox Acquisition Date”), the Company acquired the outstanding equity interests of Sandbox Banking, a digital transformation leader serving the financial services industry. The Company acquired Sandbox Banking to strengthen the Company’s ability to enhance data connectivity. The Company has included the financial results of Sandbox Banking in the unaudited condensed consolidated statements of operations from the Sandbox Acquisition Date. Transaction costs associated with the Sandbox Banking acquisition were approximately $1.4 million and were recorded in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.
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
The purchase price also included $8.1 million of contingent consideration whereby the Company may be required to pay up to $10.0 million subject to the achievement of certain targets over 18 months. Three earn-outs were payable based on achieving a certain increase in annual contract value, establishing connectivity between defined systems for certain customers, and completing defined development work. During the six months ended July 31, 2026, all applicable targets were achieved and the Company paid $10.0 million of contingent consideration. See Note 3 “Fair Value Measurements” for additional information on the fair value of the contingent consideration.
In addition, the Company issued 91,160 RSUs in May 2025 with an approximate fair value of $2.1 million to certain employees of Sandbox Banking, which will vest over four years subject to such employees’ continued employment. The RSUs will be recorded as stock-based compensation expense post-acquisition as the RSUs vest and have been excluded from the purchase consideration.
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
During the first quarter of fiscal year ending January 31, 2027, within the one-year measurement period, we finalized the fair value of the assets acquired and liabilities assumed in the acquisition, and the amounts presented above are final. The Company recorded measurement period adjustments that included a $0.1 million adjustment to increase goodwill for a $0.1 million deferred income tax adjustment.
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
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

Balance, January 31, 2026	$1,077,947
Measurement period adjustments	147
Translation adjustments	(2,324)
Balance, July 31, 2026	$1,075,770

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2026			As of July 31, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$102,443	$(70,334)	$32,109	$102,274	$(80,520)	$21,754
Customer relationships	151,399	(48,095)	103,304	150,746	(55,289)	95,457
Trademarks and trade name	1,999	(1,991)	8	400	(400)	—
Other	1,369	(1,132)	237	450	(269)	181
	$257,210	$(121,552)	$135,658	$253,870	$(136,478)	$117,392
During the six months ended July 31, 2026, the Company wrote off approximately $2.5 million of fully amortized intangible assets and the corresponding accumulated amortization.
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Cost of subscription revenues	$5,115	$5,112	$10,190	$10,225
Cost of professional services and other revenues	83	—	165	—
Sales and marketing	4,043	3,669	8,075	7,349
Total amortization expense	$9,241	$8,781	$18,430	$17,574
The expected future amortization expense for intangible assets as of July 31, 2026 is as follows:

Fiscal 2027 (remaining six months)	$16,529
Fiscal 2028	19,641
Fiscal 2029	19,541
Fiscal 2030	17,213
Fiscal 2031	14,592
Thereafter	29,876
$117,392
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
The Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws. The Company may also, from time to time, enter into

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The stock repurchase programs do not obligate the Company to repurchase any specific amount of common stock, have no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors.
On March 31, 2026, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, N.A., authorized by our Board of Directors, for $100.0 million of our outstanding common stock. Upon payment of the aggregate purchase price of $100.0 million, the Company received an initial delivery of 5,547,850 shares of its common stock representing approximately 80% of the aggregate purchase price. The Company funded the repurchase with available cash on hand and proceeds from its term loan. The ASR is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to the Company’s stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”) and deemed to have a fair value of zero at the effective date. $16.9 million, of the $100.0 million, was initially recorded in additional paid-in capital, which reflected the pending settlement of the ASR. Under the terms of the ASR, the ultimate number of shares of common stock that the Company repurchased was based on the average of the daily volume-weighted average price of the common stock during the term of the ASR, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR.
The ASR was finalized on June 2, 2026, at which time the Company received 487,675 additional shares of its common stock based on a daily volume-weighted average price of $16.57 per share during the term of the ASR, which were recorded as treasury stock.
The following table summarizes the stock repurchase activity under the Company’s stock repurchase programs (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Total number of shares repurchased	743,669	4,704,528	2,572,782	10,828,574
Average price per share(1)	$26.89	$17.40	$23.53	$16.16
Aggregate purchase price(1)	$19,995	$81,872	$60,546	$174,979
(1) Excludes transaction costs and excise tax associated with the repurchases.
Repurchases under the March and December 2025 Stock Repurchase Programs were made in open market transactions and the Company is authorized to repurchase $0.02 million of its common stock remaining available under the December 2025 Stock Repurchase Program as of July 31, 2026.
Stock Options
Stock option activity for the six months ended July 31, 2026 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2026	480,641	$8.06
Expired or forfeited	(5,125)	15.48
Exercised	(147,225)	7.98
Outstanding, July 31, 2026	328,291	$7.98
Exercisable, July 31, 2026	328,291	$7.98
Fully vested or expected to vest, July 31, 2026	328,291	$7.98

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Restricted Stock Units
RSU activity during the six months ended July 31, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 31, 2026	6,425,128	$28.01
Granted	4,801,785	18.24
Vested	(1,751,258)	29.07
Forfeited	(529,320)	26.65
Non-vested, July 31, 2026	8,946,335	$22.47
As of July 31, 2026, total unrecognized compensation expense related to non-vested RSUs was $169.1 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 2.96 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan (“ESPP”) began on July 1, 2021 and ended on December 31, 2021. Thereafter, offering periods begin each year on January 1 and July 1.
The fair value of ESPP shares during the six months ended July 31, 2025 and 2026 was estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:

	Six Months Ended July 31,
	2025	2026
Expected life (in years)	0.50	0.50
Expected volatility	40.74% - 46.91%	39.41% - 55.89%
Expected dividends	0.00%	0.00%
Risk-free interest rate	4.25% - 4.29%	3.58% - 4.00%
Stock-Based Compensation Expense
Total stock-based compensation expense included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Cost of subscription revenues	$830	$697	$1,494	$1,352
Cost of professional services and other revenues	3,315	3,276	6,069	5,900
Sales and marketing	3,746	4,097	6,674	7,258
Research and development	3,685	4,262	7,800	7,331
General and administrative	7,040	5,670	12,393	10,065
Total stock-based compensation expense	$18,616	$18,002	$34,430	$31,906

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
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Operating lease expense	$1,412	$1,125	$2,822	$2,251
Variable lease expense	653	656	1,295	1,012
Short-term lease expense	75	26	127	58
Sublease income	(87)	—	(174)	—
Total lease expense	$2,053	$1,807	$4,070	$3,321
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended July 31,
	2025	2026
Cash paid for amounts included in the measurement of operating lease liabilities	$3,155	$2,452
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	661	936
Operating right-of-use assets and operating lease liabilities reductions related to operating lease terminations or modifications	2,095	—
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating lease liabilities as of July 31, 2026 were 6.89 years and 6.7%, respectively.
Future minimum lease payments as of July 31, 2026 were as follows:

Operating Leases
Fiscal 2027 (remaining six months)	$2,309
Fiscal 2028	2,716
Fiscal 2029	1,983
Fiscal 2030	1,500
Fiscal 2031	624
Thereafter	6,835
Total lease payments	15,967
Less: imputed interest	(3,271)
Total lease obligations	12,696
Less: current obligations	(3,695)
Long-term lease obligations	$9,001

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 10. Debt
2024 Credit Agreement
On October 28, 2024, the Company entered into a new Credit Agreement (as amended by the First Amendment (as defined below) the “2024 Credit Agreement”), by and among the Company, nCino OpCo, Inc. (the “Borrower”), certain subsidiaries of the Company as guarantors, the lenders party thereto (the “Lenders”) and Bank of America, N.A. as administrative agent (the “Agent”).
The 2024 Credit Agreement includes a senior secured revolving credit facility of up to $250.0 million (the “2024 Credit Facility”) with a maturity date of October 28, 2029. The 2024 Credit Facility includes borrowing capacity available for letters of credit subject to a sublimit of $45.0 million. Any issuances of letters of credit will reduce the amount available under the 2024 Credit Facility. The Company may repay amounts borrowed under the 2024 Credit Facility at any time without penalty. Borrowings under the 2024 Credit Facility may be reborrowed.
On March 30, 2026, the Company entered into an Incremental Facility Amendment (the “First Amendment”) to the 2024 Credit Agreement. Pursuant to the First Amendment, the Lenders have provided a senior secured incremental term loan of $200.0 million (the “Term Loan”) to the Borrower, which matures on October 28, 2029. The Term Loan requires scheduled quarterly principal payments of $2.5 million, with the remaining balance due at maturity. The Term Loan may be voluntarily prepaid at any time without penalty; however, any repaid amounts may not be reborrowed. The Term Loan is subject to the same interest rate terms, guarantee structure, collateral provisions, and financial covenants as the 2024 Credit Facility, as described below.
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table summarizes outstanding debt balances:

	As of January 31, 2026	As of July 31, 2026

Borrowings under revolving credit facility	$213,500	$78,500
Term loan facility	—	197,500
Less: Debt issuance costs(1)	—	(640)
Total debt, net of debt issuance costs	$213,500	$275,360

Debt, current portion, net	$—	$9,803
Debt, noncurrent, net	213,500	265,557
Total debt	$213,500	$275,360
(1) Debt issuance costs associated with the term loan facility are recorded net of the debt obligation, and debt issuance costs for the revolving credit facility are recorded in long-term prepaid expenses and other assets. As of January 31, 2026 and July 31, 2026, unamortized debt issuance costs for the revolving credit facility were $1.1 million and $0.9 million, respectively, and are included in long-term prepaid expenses and other assets.
The following table summarizes future maturities of the principal amount of total debt due as of July 31, 2026:

As of July 31, 2026
Fiscal Year Ending
Fiscal 2027 (remaining six months)	$5,000
Fiscal 2028	10,000
Fiscal 2029	10,000
Fiscal 2030	251,000
Total	$276,000
As of January 31, 2026 and July 31, 2026, the Company had outstanding letters of credit of $0.0 million and $0.1 million, respectively, issued under the 2024 Credit Facility to secure leased office space. The Company was in compliance with all covenants as of January 31, 2026 and July 31, 2026. As of July 31, 2026, the applicable interest rate was 5.64%. The available borrowing capacity under the 2024 Credit Facility was $171.4 million as of July 31, 2026.
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
Financing Obligations
The Company’s financing obligations consist of leases for the Company’s headquarters and parking deck for which the Company is deemed the owner of for accounting purposes.
The leases will be analyzed for applicable lease accounting upon expiration of the purchase option, if not exercised.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Purchase commitments and future minimum lease payments required under financing obligations as of July 31, 2026 are as follows:

	Purchase commitments	Financing obligations - leased facility
Fiscal 2027 (remaining six months)	$44,169	$1,883
Fiscal 2028	81,179	4,363
Fiscal 2029	2,663	4,136
Fiscal 2030	220	—
Fiscal 2031	—	—
Thereafter	—	—
Total	$128,231	$10,382
Residual financing obligations and assets		48,053
Less: amount representing interest		(7,864)
Financing obligations		$50,571
A portion of the associated lease payments is recognized as interest expense and the remainder reduces the financing obligations. The weighted-average discount rate for the Company’s financing obligations as of July 31, 2026 was 6.8%.
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
Legal Proceedings
From time to time, the Company is involved in legal proceedings or is subject to claims arising in the ordinary course of business. In the opinion of management, however, there are no proceedings or claims pending against the Company that management believes are likely to have a material adverse effect on the Company.
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted net income (loss) per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to nCino, Inc.	$(15,257)	$5,081	$(9,695)	$18,722
Denominator
Weighted-average common shares outstanding, basic	115,256,497	104,885,480	114,657,339	104,350,762
Basic net income (loss) per share attributable to nCino, Inc.	$(0.13)	$0.05	$(0.08)	$0.18

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to nCino, Inc.	$(15,257)	$5,081	$(9,695)	$18,722
Denominator
Weighted-average common shares outstanding, basic	115,256,497	104,885,480	114,657,339	104,350,762
Effect of diluted stock options, non-vested RSUs, and shares of common stock issuable under the ESPP	—	475,712	—	715,819
Weighted-average common shares outstanding, diluted	115,256,497	105,361,192	114,657,339	105,066,581
Diluted net income (loss) per share attributable to nCino, Inc.	$(0.13)	$0.05	$(0.08)	$0.18
The following potential outstanding common stock were excluded from the diluted net income (loss) per share computation because the effect would have been anti-dilutive:

	Six Months Ended July 31,
	2025	2026
Stock options issued and outstanding	562,629	10,382
Non-vested RSUs issued and outstanding	6,951,460	8,156,784
Shares issuable pursuant to the ESPP	89,919	94,022
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

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table presents selected financial information that is provided to our CODM:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Revenues	$148,815	$161,001	$292,952	$320,415
Less:
Adjusted cost of revenues(1)	50,129	51,145	99,249	101,229
Adjusted sales and marketing expense(2)	28,093	29,182	53,769	56,066
Adjusted research and development expense(3)	26,590	26,504	55,726	51,942
Adjusted general and administrative expense(4)	13,993	13,340	29,368	25,837
Interest income	(513)	(274)	(930)	(640)
Interest expense	4,444	5,214	8,894	9,695
Other (income) expense, net(5)	(717)	750	(16,814)	1,083
Other segment items(6)	39,306	27,216	65,649	50,608
Income tax provision	1,209	1,526	5,743	3,206
Net income (loss)	$(13,719)	$6,398	$(7,702)	$21,389
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
(6) Other segment items are the adjustments described in the notes above.
Revenues by geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
United States	$115,307	$124,610	$227,857	$247,617
United Kingdom	18,951	17,584	36,874	35,476
Other	14,557	18,807	28,221	37,322
	$148,815	$161,001	$292,952	$320,415
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different from the region of the customer. For the three and six months ended July 31, 2025 and 2026, only the United Kingdom, in addition to the United States, represented 10% or more of total revenues for the periods presented.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets, net, by geographic region were as follows:

	As of January 31, 2026	As of July 31, 2026

United States	$70,013	$67,978
United Kingdom	16,587	15,514
Other	1,694	1,771
	$88,294	$85,263
Note 14. Restructuring
In the second quarter of fiscal 2026, the Company announced a workforce reduction of approximately 7%, and office space reductions in certain markets (collectively, the “2026 Restructuring Plan”) in furtherance of its efforts to improve operational efficiencies. The Company substantially completed the 2026 Restructuring Plan during the second quarter of fiscal 2026.
Our restructuring costs consisted primarily of severance and termination benefits, exit costs and asset write-offs. Severance costs generally included severance payments, outplacement services, health insurance coverage and employer tax liabilities. Exit costs primarily consisted of lease exit and contract termination costs.
The Company’s restructuring charges for the six months ended July 31, 2025 were as follows:

	Severance Costs	Exit Costs	Asset Write-offs	Total
Cost of subscription revenues	$426	$53	$17	$496
Cost of professional services and other revenues	537	139	46	722
Sales and marketing	1,213	128	42	1,383
Research and development	3,732	221	73	4,026
General and administrative	1,092	1,191	1,155	3,438
Total restructuring charges	$7,000	$1,732	$1,333	$10,065
For the three and six months ended July 31, 2026, there were no restructuring charges.
The activity of the 2026 Restructuring Plan liabilities was as follows:

Balance at January 31, 2026	$861
Cash payments	(245)
Balance at July 31, 2026	$616
2026 Restructuring Plan liabilities are included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets as of July 31, 2026.
Note 15. Subsequent Event
In August 2026, our Board of Directors authorized a stock repurchase program to acquire up to $100.0 million of the Company's common stock. Under the stock repurchase program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
investment opportunities, regulatory requirements and other factors. The repurchase program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of nCino’s Board of Directors. The stock repurchase program will be funded using existing cash and cash equivalents, credit facility capacity and/or future cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to “fiscal 2027” refer to the fiscal year ending January 31, 2027.
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
nCino helps FIs of all sizes optimize their operations by embedding banking intelligence directly into the tools FI employees already use. nCino’s data foundation, which was developed from the workflows, decisions, and outcomes of FIs, enables the nCino Platform to deliver AI-driven capabilities across our solutions. With the nCino Platform, FIs can:
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

We sell our solutions directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the U.S. are organized around FIs based on size, whereas internationally, we focus our sales efforts by geography. As of July 31, 2026, we had 184 sales and sales support personnel in the U.S. and 132 sales and support personnel in offices outside the U.S.
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
On March 31, 2026, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, N.A., authorized by the Board of Directors, for $100.0 million. The initial delivery of shares for the full purchase price of $100.0 million represented approximately 80% of the aggregate purchase price, based on an initial price of $14.98 per share. On June 2, 2026, upon final settlement of the ASR agreement we received additional shares of our common stock based on a price of $16.57 per share. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
For the three months ended July 31, 2025 and 2026, our total revenues were $148.8 million and $161.0 million, respectively, representing an 8.2% increase. For the three months ended July 31, 2025 and 2026, our subscription revenues were $130.8 million and $143.5 million, respectively, representing a 9.7% increase. We recorded net income attributable to nCino, Inc. of $5.1 million for the three months ended July 31, 2026, compared to a net loss attributable to nCino, Inc. of $15.3 million for the three months ended July 31, 2025. For the six months ended July 31, 2025 and 2026, our total revenues were $293.0 million and $320.4 million, respectively, representing a 9.4% increase. For the six months ended July 31, 2025 and 2026, our subscription revenues were $256.3 million and $284.4 million, respectively, representing a 10.9% increase. We recorded net income attributable to nCino, Inc. of $18.7 million for the six months ended July 31, 2026, compared to a net loss attributable to nCino, Inc. of $9.7 million for the six months ended July 31, 2025.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new FI customers and increase adoption with existing customers as they broaden their use of our solutions within and across lines of business. Our success in growing our customer base and expanding adoption of our solutions by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at FIs to replace legacy third-party point solutions or internally developed software with our solutions. Our ability to successfully implement our asset-based pricing model, which we began implementing in fiscal 2025, and our success in implementing AI capabilities in ways that our customers perceive as adding value, will also be key drivers. In addition, growing our customer base will require us to increasingly penetrate markets outside the U.S., which accounted for 22.6% of total revenues for the three months ended July 31, 2026 and 22.7% for the six months ended July 31, 2026. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller FIs to 12 to 18 months or more for larger FIs. Key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and sustain profitability will be adversely affected, which may in turn reduce the value of our common stock.

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
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing our solutions and maintenance and support services that we generally offer under non-cancelable multi-year contracts, which are typically three to five years in length. Specifically, we offer:
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
Cost of Revenues and Gross Margin
Cost of Subscription Revenues. Cost of subscription revenues consists of fees paid to Salesforce for access to the Salesforce Platform, including Salesforce’s hosting infrastructure and data center operations, along with certain integration fees paid to other third parties. When we resell access to Salesforce’s CRM solution, cost of subscription revenues also includes the subscription fees we remit to Salesforce for providing such access. We also incur costs associated with access to other platforms. In addition, cost of subscription revenues includes personnel-related costs associated with delivering maintenance and support services, including salaries, benefits, and stock-based compensation expense, travel and related costs, amortization of acquired developed technology, and allocated overhead. Our subscription gross margin will vary from period to period based on the relative mix of revenues from our solutions, including the resale of Salesforce’s CRM solution, and the utilization of support personnel. We expect the cost of subscription revenues will continue to increase in absolute dollars as we grow our business.
Cost of Professional Services and Other Revenues. Cost of professional services and other revenues consists primarily of personnel-related costs associated with delivery of these services, including salaries, benefits, and stock-based compensation expense, travel and related costs, and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to direct labor costs. The cost of professional services revenues has increased in absolute dollars as we have added new customer subscriptions that require professional services and built out our international professional services capabilities. Realized effective billing and utilization rates drive fluctuations in our professional services and other gross margin on a period-to-period basis.
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits, and stock-based compensation expense, travel and related costs. We capitalize incremental costs incurred to obtain revenue contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately four to five years. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows and other event expenses, amortization of intangible assets, and allocated overhead. We expect sales and marketing expenses to decrease as a percentage of revenues as we leverage investments made to date.
Research and Development. Research and development expenses consist primarily of salaries, benefits, and stock-based compensation associated with our engineering, product and quality assurance personnel, as well as allocated overhead. Research and development expenses also include the cost of third-party contractors. Research and development costs are expensed as incurred. We expect research and development costs will decrease as a percentage of revenues as we leverage the investments we have made to date.
General and Administrative. General and administrative expenses consist primarily of salaries, benefits, and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, changes in fair value of contingent consideration, and allocated overhead, as well as transaction-related expenses, such as legal and other professional services fees. We expect general and administrative expenses will decrease as a percentage of revenues as we leverage the investments we have made to date.

Non-Operating Income (Expense)
Interest Income. Interest income consists primarily of interest earned on our cash and cash equivalents.
Interest Expense. Interest expense consists primarily of interest related to our financing obligations along with interest expense on our debt, commitment fees, and amortization of debt issuance costs. Also included is interest expense accretion for a deferred payment on the acquisition of FullCircl.
Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency gains and losses, the majority of which is due to intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision. Income tax provision consists of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected unaudited condensed consolidated statements of operations data for the three and six months ended July 31, 2025 and 2026 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
($ in thousands)
Revenues:
Subscription revenues	$130,752	$143,462	$256,340	$284,391
Professional services and other revenues	18,063	17,539	36,612	36,024
Total revenues	148,815	161,001	292,952	320,415
Cost of revenues:
Cost of subscription revenues	37,992	39,927	74,117	79,171
Cost of professional services and other revenues	22,698	20,303	44,268	39,535
Total cost of revenues	60,690	60,230	118,385	118,706
Gross profit	88,125	100,771	174,567	201,709
Operating expenses:
Sales and marketing	37,265	36,948	70,236	70,673
Research and development	34,667	31,030	68,008	59,895
General and administrative	25,489	19,179	47,132	36,408
Total operating expenses	97,421	87,157	185,376	166,976
Income (loss) from operations	(9,296)	13,614	(10,809)	34,733
Non-operating income (expense):
Interest income	513	274	930	640
Interest expense	(4,444)	(5,214)	(8,894)	(9,695)
Other income (expense), net	717	(750)	16,814	(1,083)
Income (loss) before income taxes	(12,510)	7,924	(1,959)	24,595
Income tax provision	1,209	1,526	5,743	3,206
Net income (loss)	(13,719)	6,398	(7,702)	21,389
Net income (loss) attributable to redeemable non-controlling interest	(74)	714	2	1,361
Adjustment attributable to redeemable non-controlling interest	1,612	603	1,991	1,306
Net income (loss) attributable to nCino, Inc.	$(15,257)	$5,081	$(9,695)	$18,722

The Company recognized stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2025	2026	2025	2026
Cost of subscription revenues	$830	$697	$1,494	$1,352
Cost of professional services and other revenues	3,315	3,276	6,069	5,900
Sales and marketing	3,746	4,097	6,674	7,258
Research and development	3,685	4,262	7,800	7,331
General and administrative	7,040	5,670	12,393	10,065
Total stock-based compensation expense	$18,616	$18,002	$34,430	$31,906
The Company recognized amortization expense for intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2025	2026	2025	2026
Cost of subscription revenues	$5,115	$5,112	$10,190	$10,225
Cost of professional services and other revenues	83	—	165	—
Sales and marketing	4,043	3,669	8,075	7,349
Total amortization expense	$9,241	$8,781	$18,430	$17,574

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2026	2025	2026
Revenues:
Subscription revenues	87.9%	89.1%	87.5%	88.8%
Professional services and other revenues	12.1	10.9	12.5	11.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.1	27.8	28.9	27.8
Cost of professional services and other revenues	125.7	115.8	120.9	109.7
Total cost of revenues	40.8	37.4	40.4	37.0
Gross profit	59.2	62.6	59.6	63.0
Operating expenses:
Sales and marketing	25.0	22.9	24.0	22.1
Research and development	23.3	19.3	23.2	18.7
General and administrative	17.1	11.9	16.1	11.4
Total operating expenses	65.4	54.1	63.3	52.2
Income (loss) from operations	(6.2)	8.5	(3.7)	10.8
Non-operating income (expense):
Interest income	0.3	0.2	0.3	0.2
Interest expense	(3.0)	(3.2)	(3.0)	(3.0)
Other income (expense), net	0.5	(0.5)	5.7	(0.3)
Income (loss) before income taxes	(8.4)	5.0	(0.7)	7.7
Income tax provision	0.8	0.9	2.0	1.0
Net income (loss)	(9.2)%	4.1%	(2.7)%	6.7%

Comparison of the Three and Six Months Ended July 31, 2025 and 2026
Revenues

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2025		2026		2025		2026
Revenues:
Subscription revenues	$130,752	87.9%	$143,462	89.1%	$256,340	87.5%	$284,391	88.8%
Professional services and other revenues	18,063	12.1	17,539	10.9	36,612	12.5	36,024	11.2
Total revenues	$148,815	100.0%	$161,001	100.0%	$292,952	100.0%	$320,415	100.0%
Subscription Revenues
Subscription revenues increased $12.7 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily attributable to growth from existing customers within and across lines of business, and revenues from customers that began contributing to subscription revenues after July 31, 2025. Of the increase, 65.9% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions, and 34.1% was attributable to revenues from customers that began contributing to subscription revenues after July 31, 2025. Subscription revenues were 89.1% of total revenues for the three months ended July 31, 2026 compared to 87.9% of total revenues for the three months ended July 31, 2025, primarily due to growth in our installed base.
Subscription revenues increased $28.1 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily attributable to growth from existing customers within and across lines of business, and revenues from customers that began contributing to subscription revenues after July 31, 2025. Of the increase, 71.0% was attributable to increased revenues from existing customers as customers expanded their use and adoption of our solutions, and 29.0% was attributable to revenues from customers that began contributing to subscription revenues after July 31, 2025. Subscription revenues were 88.8% of total revenues for the six months ended July 31, 2026 compared to 87.5% of total revenues for the six months ended July 31, 2025, primarily due to growth in our installed base.
Professional Services and Other Revenues
Professional services and other revenues decreased $0.5 million and $0.6 million for the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025, respectively, primarily attributable to the mix of solutions being implemented.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2025		2026		2025		2026
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$37,992	29.1%	$39,927	27.8%	$74,117	28.9%	$79,171	27.8%
Cost of professional services and other revenues	22,698	125.7	20,303	115.8	44,268	120.9	39,535	109.7
Total cost of revenues	$60,690	40.8	$60,230	37.4	$118,385	40.4	$118,706	37.0
Gross profit	$88,125	59.2%	$100,771	62.6%	$174,567	59.6%	$201,709	63.0%
Cost of Subscription Revenues
Cost of subscription revenues increased $1.9 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, generating a gross margin for subscription revenues of 70.9% and 72.2% for the three months ended July 31, 2025 and 2026, respectively. Cost of subscription revenues increased $5.1 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, generating a gross margin for subscription revenues of 71.1% and 72.2% for the six months ended July 31, 2025 and 2026, respectively.

The increase for the three months ended July 31, 2026 primarily consisted of:
•a $2.1 million increase in costs related to Salesforce user fees as we continued to add new customers and sell additional functionality to existing customers; and
•a $1.4 million increase in third-party data costs,
•partially offset by a $1.5 million decrease in personnel costs primarily attributable to lower headcount following our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs.
The increase for the six months ended July 31, 2026 primarily consisted of:
• a $4.2 million increase in costs related to Salesforce user fees as we continued to add new customers and sell additional functionality to existing customers; and
•a $2.5 million increase in third-party data costs,
•partially offset by a $1.7 million decrease in personnel costs primarily attributable to lower headcount following our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs.
Cost of Professional Services and Other Revenues
Cost of professional services and other revenues decreased $2.4 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, generating a gross margin for professional services and other revenues of (25.7)% and (15.8)% for the three months ended July 31, 2025 and 2026, respectively. Cost of professional services and other revenues decreased $4.7 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, generating a gross margin for professional services and other revenues of (20.9)% and (9.7)% for the six months ended July 31, 2025 and 2026, respectively. The increase in our professional services and other gross margin for the three and six months ended July 31, 2026 was primarily attributable to a decrease in headcount, coupled with higher effective billing and utilization rates.
The decrease for the three months ended July 31, 2026 primarily consisted of:
•a $1.8 million decrease in personnel costs primarily attributable to lower headcount following our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs;
•a $0.4 million decrease for third-party costs of professional services; and
•a $0.4 million decrease in allocated overhead.
The decrease for the six months ended July 31, 2026 primarily consisted of:
•a $3.7 million decrease in personnel costs primarily attributable to lower headcount following our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs;
•a $0.8 million decrease for third-party costs of professional services; and
•a $0.3 million decrease in allocated overhead.

Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2025		2026		2025		2026
Operating expenses:
Sales and marketing	$37,265	25.0%	$36,948	22.9%	$70,236	24.0%	$70,673	22.1%
Research and development	34,667	23.3	31,030	19.3	68,008	23.2	59,895	18.7
General and administrative	25,489	17.1	19,179	11.9	47,132	16.1	36,408	11.4
Total operating expenses	97,421	65.4	87,157	54.1	185,376	63.3	166,976	52.2
Income (loss) from operations	$(9,296)	(6.2)%	$13,614	8.5%	$(10,809)	(3.7)%	$34,733	10.8%
Sales and Marketing
Sales and marketing expenses decreased $0.3 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, and increased $0.4 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025.
The decrease for the three months ended July 31, 2026 primarily consisted of:
•a $0.6 million decrease in amortization expense, primarily attributable to intangible assets that became fully amortized; and
•a $0.5 million net decrease in personnel costs, consisting of a $1.5 million decrease primarily attributable to our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs, partially offset by a $1.0 million increase in capitalized commission amortization expense;
partially offset by:
• a $0.4 million increase in stock-based compensation expense; and
•a $0.4 million increase in sales-related travel costs.
The increase for the six months ended July 31, 2026 primarily consisted of:
•a $0.6 million increase in stock-based compensation expense;
•personnel costs were flat due to a $2.0 million decrease primarily attributable to our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs, offset by a $2.0 million increase in capitalized commission amortization expense,
•a $0.5 million increase in sales-related travel costs; and
•partially offset by a $0.7 million decrease in amortization expense, primarily attributable to intangible assets that became fully amortized.
Sales and marketing headcount increased by 13 from July 31, 2025 to July 31, 2026.
Research and Development
Research and development expenses decreased $3.6 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, and decreased $8.1 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025.
The decrease for the three months ended July 31, 2026 primarily consisted of:

• a $4.4 million decrease in personnel costs primarily attributable to lower headcount following our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs;
partially offset by:
•a $0.6 million increase in stock-based compensation expense; and
•a $0.4 million increase in allocated overhead primarily attributable to internal investments in AI technology.
The decrease for the six months ended July 31, 2026 primarily consisted of:
•an $8.4 million decrease in personnel costs primarily attributable to lower headcount following our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs; and
•a $0.5 million decrease in stock-based compensation expense;
•partially offset by a $0.8 million increase in allocated overhead primarily attributable to internal investments in AI technology.
Research and development headcount decreased by 9 from July 31, 2025 to July 31, 2026.
General and Administrative
General and administrative expenses decreased $6.3 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, and decreased $10.7 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025.
The decrease for the three months ended July 31, 2026 primarily consisted of:
•a $2.4 million decrease in allocated overhead and other general and administrative costs, primarily attributable to a decrease in exit costs and asset write-offs from our restructuring in the second quarter of fiscal 2026;
•a $1.7 million decrease in personnel costs primarily attributable to lower headcount following our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs;
•a $1.4 million decrease in stock-based compensation expense; and
•a $0.6 million decrease in third-party professional fees, mostly attributable to a decrease in transaction-related expenses and professional fees.
The decrease for the six months ended July 31, 2026 primarily consisted of:
•a $3.5 million decrease in allocated overhead and other general and administrative costs, primarily attributable to a decrease in exit costs and asset write-offs from our restructuring in the second quarter of fiscal 2026;
•a $2.8 million decrease in personnel costs primarily attributable to lower headcount following our second quarter fiscal 2026 workforce reduction and the non-recurrence of the associated restructuring costs;
•a $2.3 million decrease in stock-based compensation expense; and
•a $1.9 million decrease in third-party professional fees, mostly attributable to a decrease in transaction-related expenses and professional fees.
General and administrative headcount decreased by 3 from July 31, 2025 to July 31, 2026.

Non-Operating Income (Expense)

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2025		2026		2025		2026
Interest income	$513	0.3%	$274	0.2%	$930	0.3%	$640	0.2%
Interest expense	(4,444)	(3.0)	(5,214)	(3.2)	(8,894)	(3.0)	(9,695)	(3.0)
Other income (expense), net	717	0.5	(750)	(0.5)	16,814	5.7	(1,083)	(0.3)
Interest income decreased $0.2 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily attributable to balance and rate fluctuations of our accounts earning interest. Interest expense increased $0.8 million for the three months ended July 31, 2026 compared to the three months ended July 31, 2025 due to our outstanding borrowings on our revolving credit facility and term loan. The decrease of $1.5 million in other income (expense), net for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, was primarily attributable to certain intercompany loans and transactions in fiscal 2026 that were denominated in currencies other than the underlying functional currency of the applicable entity.
Interest income decreased $0.3 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily attributable to balance and rate fluctuations of our accounts earning interest. Interest expense increased $0.8 million for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, due to our outstanding borrowings on our revolving credit facility and term loan. The decrease of $17.9 million in other income (expense), net for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, was primarily attributable to intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity.
Income Tax Provision

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2025		2026		2025		2026
Income tax provision	$1,209	0.8%	$1,526	0.9%	$5,743	2.0%	$3,206	1.0%
Income tax provision was $1.2 million for the three months ended July 31, 2025, compared to a provision of $1.5 million for the three months ended July 31, 2026, and resulted in an effective tax rate of (9.7)% and 19.3%, respectively. Income tax provision was $5.7 million for the six months ended July 31, 2025 compared to an income tax provision of $3.2 million for the six months ended July 31, 2026, and resulted in an effective tax rate of (293.1)% and 13.0%, respectively. The change in the effective tax rate for the six months ended July 31, 2025 compared to the effective tax rate for the six months ended July 31, 2026 was primarily due to changes in our valuation allowance and profitability.
We continue to maintain a valuation allowance against our deferred tax assets at both January 31, 2026 and July 31, 2026 in several jurisdictions, including the U.S. and U.K. We intend to maintain a valuation allowance on the deferred tax assets in these jurisdictions until, based on the weight of all available evidence, we conclude all or a portion thereof is more-likely-than-not to be realized. We believe it is reasonably possible within the next 12 months that there will be sufficient positive evidence to reach a conclusion that some or all of the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded.
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

The following table reconciles non-GAAP operating income to GAAP income (loss) from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2025	2026	2025	2026
GAAP income (loss) from operations	$(9,296)	$13,614	$(10,809)	$34,733
Adjustments
Amortization of intangible assets	9,241	8,781	18,430	17,574
Stock-based compensation expense	18,616	18,002	34,430	31,906
Transaction-related expenses	1,384	433	2,724	1,128
Restructuring and related charges	10,065	—	10,065	—
Total adjustments	39,306	27,216	65,649	50,608
Non-GAAP operating income	$30,010	$40,830	$54,840	$85,341
Liquidity and Capital Resources
As of July 31, 2026, we had $83.3 million in cash and cash equivalents. We have a history of losses, and while we have achieved profitability in certain periods, our accumulated deficit is $355.7 million as of July 31, 2026. Our historical net losses have been driven by our investments in developing the nCino Platform and scaling our sales and marketing organization and finance and administrative functions to support our rapid growth.
To date, we have funded our capital needs through operating cash flows, issuances of common stock including our initial public offering in July 2020, our revolving credit facility, and term loan. In March 2026, we entered into an amendment to the 2024 Credit Agreement for an incremental term loan of $200.0 million. The proceeds were used to reduce a portion of the outstanding balance on our revolving credit facility and to finance an accelerated share repurchase program discussed below. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings.
The 2024 Credit Agreement matures on October 28, 2029. We are currently in compliance with all covenants, have used borrowing capacity of $78.5 million and have an outstanding letter of credit for $0.1 million to secure leased office space under our $250.0 million revolving credit facility. See Note 10 “Debt” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
In March 2026, our Board of Directors authorized the ASR of up to $100.0 million of our outstanding common stock which was finalized on June 2, 2026.

During the six months ended July 31, 2026, we repurchased 10.8 million shares of our outstanding common stock for $175.7 million including costs and excise taxes under the December 2025 Stock Repurchase Program and the ASR. As of July 31, 2026, $0.02 million remained available for future repurchases under the December 2025 Stock Repurchase Program. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
In August 2026, our Board of Directors authorized an additional stock repurchase program of up to $100.0 million of our outstanding common stock. See Note 15 “Subsequent Event” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2026 and July 31, 2026, the redeemable non-controlling interest was $12.7 million and $15.4 million, respectively.
Cash Flows
Summary Cash Flow information for the six months ended July 31, 2025 and 2026 is set forth below:

	Six Months Ended July 31,
($ in thousands)	2025	2026
Net cash provided by operating activities	$72,056	$115,604
Net cash used in investing activities	(53,445)	(809)
Net cash used in financing activities	(20,184)	(119,305)
Net Cash Provided by Operating Activities
The $115.6 million provided by operating activities in the six months ended July 31, 2026 reflects our net income of $21.4 million, $65.5 million in net non-cash charges, and $28.7 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, non-cash operating lease costs, deferred income taxes, change in fair value of contingent consideration, foreign currency losses, amortization of debt issuance costs, provision for bad debt, and losses on the disposal of property and equipment. Cash generated by working capital accounts was principally a function of a $42.9 million decrease in accounts receivable due to the timing of billings and collections from customers, a $12.0 million increase in deferred revenue due to the timing of billings and revenue recognition, a $1.6 million decrease in prepaid expenses, and a $0.3 million increase in accounts payable. The cash generated by working capital accounts was partially offset by a $17.9 million decrease in accrued expenses and other liabilities primarily due to the payment of bonuses and commissions and contingent consideration, an increase of $8.4 million of capitalized costs to obtain revenue contracts which consisted primarily of sales commissions, and a $2.0 million decrease in operating lease liabilities.
The $72.1 million provided by operating activities in the six months ended July 31, 2025 reflects our net loss of $7.7 million, offset by $54.7 million in net non-cash charges and $25.0 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts, deferred income taxes, non-cash operating lease costs, loss on disposal of long-lived assets, change in fair value of contingent consideration, provision for bad debt, and amortization of debt issuance costs, partially offset by foreign currency gains related to remeasurement of intercompany loans and transactions and gains on investments. Cash generated by working capital accounts was principally a function of a $51.8 million decrease in accounts receivable due to the timings of billings and collections from customers, a $1.6 million decrease in prepaid expenses and other assets, and a $0.7 million increase in accounts payable. The cash generated by working capital accounts was partially offset by a $16.4 million decrease in accrued expenses and other liabilities primarily due to the payout of bonuses and commission, an increase of $6.6 million of capitalized costs to obtain revenue contracts which consisted primarily of sales commissions, a $3.4 million decrease in deferred revenue, due to the timing of billings and revenue recognition, and a $2.6 million decrease in operating lease liabilities.
Net Cash Used in Investing Activities
The $0.8 million used in investing activities in the six months ended July 31, 2026 was for the purchase of property and equipment and leasehold improvements. The $53.4 million used in investing activities in the six months ended July 31, 2025 was comprised of $50.3 million used for the acquisition of Sandbox Banking and $6.9 million for the purchase of property and equipment and leasehold improvements to support the expansion of our business primarily for one of our international offices. The cash used in investing activities was partially offset by proceeds from the sale of an investment of $3.7 million.
Net Cash Used in Financing Activities
The $119.3 million used in financing activities in the six months ended July 31, 2026 was comprised principally of repurchases of our common stock of $175.7 million, payments of $150.0 million on our credit facility, payment of contingent consideration of $8.1 million, payments of $2.5 million on our term loan, and principal payments of $0.6 million on financing obligations. The cash used in financing activities was offset by $199.3 million proceeds from borrowings on our term loan, net of debt issuance costs to pay down a portion of our revolving credit facility and make repurchases of our common stock under stock repurchase programs, $15.0 million of proceeds from borrowings on our credit facility, $2.1 million of proceeds from stock issuances under the employee stock purchase plan, and $1.2 million of proceeds from the exercise of stock options. The $20.2 million used in financing activities in the six months ended July 31, 2025 was comprised principally of payments of $65.0 million on our credit facility, repurchases of our common stock of $60.6 million, and principal payments of $0.8 million on financing obligations. The cash used in financing activities was offset by $102.5 million proceeds from borrowings on our credit facility to fund the acquisition of Sandbox Banking and to make repurchases of our common stock under a stock repurchase program, $2.4 million of proceeds from stock issuances under the employee stock purchase plan, and $1.3 million of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our estimated future obligations principally consist of leases related to our facilities, purchase obligations related primarily to licenses and hosting services, financing obligations for leases for which we are considered the owners for accounting purposes, acquisition liabilities, the 2024 Credit Facility, and the Term Loan. See Note 5 “Balance Sheet Components,” Note 9 “Leases,” Note 10 “Debt,” and Note 11 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Interest Rate Risk
At July 31, 2026, we had cash, cash equivalents, and restricted cash of $83.6 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
At July 31, 2026, we had outstanding principal debt of $276.0 million. Borrowings bear interest, at the Borrower’s option, at: (i) a base rate equal to the greatest of (a) the Agent’s “prime rate,” (b) the federal funds rate plus 0.50%, and (c) the Term SOFR rate plus 1.00% (provided that the base rate shall not be less than 0.00%), plus a margin of 1.00%; or (ii) the Term SOFR rate (provided that the Term SOFR shall not be less than 0.00%), plus a margin of 2.00%, in each case with such margin subject to step-ups based on certain leverage ratios. We are exposed to increased interest rate risk as we make draws on our revolving facility. A hypothetical 100 basis point change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. See Note 10 “Debt” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of Accumulated other comprehensive income within stockholders’ equity. Gains or losses due to transactions in foreign currencies, the majority of which is due to intercompany loans and transactions that are denominated in currencies other than the underlying functional currency of the applicable entity, are included in Other income (expense), net in our unaudited condensed consolidated statements of operations. To help mitigate the risk, we settled a majority of our intercompany loans during fiscal 2026. Our customers outside of the U.S. typically pay us in local currency. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
At July 31, 2026, based on the balances of our cash, cash equivalents, and restricted cash denominated in foreign currencies, a hypothetical 10% increase or decrease in foreign currency exchange rates would have had an impact of approximately $4.4 million on our cash, cash equivalents, and restricted cash at July 31, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at July 31, 2026, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at July 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Inherent Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Item 1A. Risk Factors
There are no material changes to the risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026 under the heading “Risk Factors.” You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes the stock repurchase activity for the three months ended July 31, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2026 to May 31, 2026	—	$—	—	$65,002
June 1, 2026 to June 30, 2026	4,704,528	17.40	4,704,528	23
July 1, 2026 to July 31, 2026	—	—	—	23
Total	4,704,528		4,704,528
(1) In December 2025, our Board of Directors authorized, and on December 8, 2025, the Company announced a stock repurchase program of up to $100.0 million of our outstanding common stock. In March 2026, our Board of Directors separately authorized, and on March 31, 2026, the Company entered into an ASR agreement with Wells Fargo Bank, N.A., for $100.0 million of our outstanding common stock. Upon payment of the aggregate purchase price of $100.0 million, we received initial delivery of 5,547,850 shares of our common stock, representing approximately 80% of the aggregate purchase price, based on an initial price of $14.98 per share. On June 2, 2026, upon final settlement of the ASR agreement, we received 487,675 additional shares (which are included in the table above) of our common stock based on a daily volume-weighted average price of $16.57 during the term of the ASR agreement. See Note 8 “Stockholders’ Equity and Stock-Based Compensation” of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2) The average price per share excludes transaction costs and excise tax associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended July 31, 2026, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
Amended and Restated Bylaws
On August 19, 2026, our Board of Directors approved an amendment and restatement (the “Amendment and Restatement”) of the Amended and Restated Bylaws of the Company, dated November 22, 2022 (the “Bylaws”). The Amendment and Restatement, effective August 19, 2026, amends Section 1.17(d) to add a limited cure mechanism for certain defects in stockholder notices of director nominations (the “Right to Cure Provision”). Under the Right to Cure Provision, if a good-faith nomination notice is received by the Company during the nomination window at least twenty (20) calendar days before the nomination deadline and, if upon good-faith facial review (without independent investigation or verification by the Company), it is determined to contain facially apparent defects, the Company must provide a written deficiency notice to the nominating stockholder within fourteen (14) calendar days of receipt. The nominating stockholder may cure the identified defects on or before the nomination deadline. If the identified defects are cured as of the nomination deadline, they will not serve as grounds to invalidate the nomination. The Right to Cure Provision applies only to facially apparent defects and does not obligate the Company to investigate, verify or assess materiality of the nomination notice and does not extend the nomination window. Further, the Right to Cure Provision does not limit the Company’s authority to reject nominations on other grounds, including material misstatements, noncompliance with Rule 14a-19 under the Exchange Act, ineligibility of the nominating stockholder to submit a nomination notice, or deficiencies not reasonably apparent on the face of the original notice.

The foregoing description of the Amendment and Restatement does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	8-K	001-41211	3.1	June 22, 2026
3.2	Second Amended and Restated Bylaws					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: August 25, 2026	By:	/s/ Sean Desmond
Sean Desmond
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2026	By:	/s/ Gregory D. Orenstein
Gregory D. Orenstein
Chief Financial Officer & Treasurer
(Principal Financial Officer)